Form 10-Q
period 1997-06-30
CTB INTERNATIONAL CORP
filed 1997-09-26
CIK 1038005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO________________

COMMISSION FILE NUMBER 000-22973

                            CTB INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      35-1970751
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

            STATE ROAD 15 NORTH,                                46542-2000
         P.O. BOX 2000, MILFORD, IN                             (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number including area code 219-658-4191

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _____       No   X

     At June 30, 1997, approximately 601,755 shares, par value $.01 per share, of common stock of the Registrant were outstanding.
================================================================================

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                     INDEX

                                                                PAGE
                                                                ----
PART I
  Financial Information
  Item 1  Financial Statements
           Condensed Consolidated Balance Sheets at December
           31, 1996, June 30, 1997 and Pro Forma June 30,
           1997.............................................       1
           Condensed Consolidated Income Statements for the
           Three and Six Months ended June 30, 1996 and
           1997.............................................       3
           Pro Forma Condensed Consolidated Income
           Statements for the Three and Six Months ended
           June 30, 1996 and 1997...........................       4
           Condensed Consolidated Statements of Cash Flows
           for the Six Months ended June 30, 1996 and
           1997.............................................       5
           Notes to Condensed Consolidated Financial
           Statements.......................................       6
  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............      10
PART II
  Other Information
  Item 4....................................................    II-1
  Item 6....................................................    II-1
Signature...................................................    II-3

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            PRO FORMA
                                                                DECEMBER 31,    JUNE 30,     JUNE 30,
                                                                    1996          1997       1997(1)
                                                                ------------    --------    ---------
ASSETS
Current Assets
  Cash and cash equivalents.................................      $    258      $  1,441     $  1,441
  Accounts receivable -- net................................        11,694        26,458       26,458
  Inventories...............................................        14,153        30,154       30,154
  Deferred income taxes.....................................         1,863         1,863        2,277(a)
  Prepaid expenses and other current assets.................         1,206         2,826        2,826
                                                                  --------      --------     --------
     Total current assets...................................        29,174        62,742       63,156
                                                                  --------      --------     --------
Property, Plant and Equipment -- at cost
  Land and land improvements................................         1,161         1,827        1,827
  Buildings and improvements................................        15,062        20,563       20,563
  Machinery and equipment...................................        22,783        28,062       28,062
  Construction in progress..................................         1,220         2,848        2,848
                                                                  --------      --------     --------
                                                                    40,226        53,300       53,300
  Less accumulated depreciation.............................        (4,582)       (6,455)      (6,455)
                                                                  --------      --------     --------
  Property, plant and equipment -- net......................        35,644        46,845       46,845
Intangibles -- net..........................................        38,453        61,082       60,771(b)
Other Assets................................................            80           367          367
                                                                  --------      --------     --------
     Total assets...........................................      $103,351      $171,036     $171,139
                                                                  ========      ========     ========

-------------------------
(1) The pro forma June 30, 1997 balance sheet gives effect to the following transactions as if they had been completed on June 30, 1997: (i) the repayment of all amounts outstanding under the Existing Credit Agreement with the proceeds of borrowings under the New Credit Agreement and a portion of the net proceeds of the Offering, (ii) the Stock Split, (iii) the Preferred Stock Exchange, (iv) the Preferred Stock Redemption and (v) the Offering. The pro forma data do not purport to be indicative of the Company's actual financial position that would have been reported had such events actually occurred on the dates specified.

     The pro forma balance sheet reflects the following changes:

    (a)  Tax benefit from write-off of deferred financing costs
         related to the Existing Credit Agreement....................    $   414
                                                                         =======
    (b)  Write-off of existing deferred financing costs relating to
         the Existing Credit Agreement...............................     (1,061)
         Capitalization of loan fees relating to New Credit
         Agreement...................................................        750
                                                                         -------
                                                                         $  (311)
                                                                         =======

     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            PRO FORMA
                                                                DECEMBER 31,    JUNE 30,     JUNE 30,
                                                                    1996          1997         1997
                                                                ------------    --------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................      $  4,481      $ 11,799     $ 11,799
  Current portion of long-term debt.........................         5,500         8,404        2,154
  Accrued liabilities.......................................         6,802        15,222       15,222
  Deferred revenue..........................................         1,618         2,685        2,685
                                                                  --------      --------     --------
     Total current liabilities..............................        18,401        38,110       31,860
Long-Term Debt..............................................        59,650       101,396       60,046
Deferred Income Taxes.......................................         9,593         9,641        9,641
Accrued Postretirement Benefit Cost.........................         1,966         2,383        2,383
                                                                  --------      --------     --------
     Total liabilities......................................        89,610       151,530      103,930
                                                                  --------      --------     --------
Commitments and Contingencies (Note 8)
Stockholders' Equity
  Common stock, $.01 par value
     1996 -- 950,000 shares authorized; 600,000 shares
       issued and outstanding...............................             6
     1997 -- 950,000 shares authorized; 601,755 shares
       issued and outstanding...............................                           6
     1997 pro forma -- 40,000,000 shares authorized;
       12,924,989 shares issued and outstanding.............                                      129
  Preferred stock -- 6% cumulative, $.01 par value;
     liquidation preference $1,000 per share
     1996 -- 50,000 shares authorized; 24,000 shares issued
       and outstanding......................................            --
     1997 -- 50,000 shares authorized; 24,069 shares issued
       and outstanding......................................                          --
  Additional paid-in capital................................        29,994        30,294       78,521
  Reduction for carryover of predecessor cost basis.........       (24,704)      (24,704)     (24,704)
  Retained earnings.........................................         8,502        13,999       13,352(c)
  Cumulative translation adjustment.........................           (57)          (89)         (89)
                                                                  --------      --------     --------
     Total stockholders' equity.............................        13,741        19,506       67,209
                                                                  --------      --------     --------
     Total liabilities and stockholders' equity.............      $103,351      $171,036     $171,139
                                                                  ========      ========     ========


-------------------------

(c)  Write-off of existing deferred financing costs relating to
     the Existing Credit Agreement...............................     (1,061)
     Tax benefit from write-off of deferred financing cost
       relating to the Existing Credit Agreement.................        414
                                                                     -------
     Extraordinary charge for the write-off of deferred financing costs relating to the repayment of all amounts outstanding
       under the Existing Credit Agreement.......................    $  (647)
                                                                     -------

     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INCOME STATEMENTS(1)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                ------------------------------    ------------------------------
                                                JUNE 30, 1996    JUNE 30, 1997    JUNE 30, 1996    JUNE 30, 1997
                                                -------------    -------------    -------------    -------------
                                                                         (IN THOUSANDS)
Net sales...................................       $38,056          $50,644          $69,608          $82,164
Cost of sales...............................        28,110           36,943           52,726           60,859
                                                   -------          -------          -------          -------
  Gross profit..............................         9,946           13,701           16,882           21,305
Other operating expense:
  Selling, general, and administrative
     expenses...............................         3,997            6,442            8,729           10,991
  Amortization of goodwill..................           239              303              479              543
                                                   -------          -------          -------          -------
  Operating Income..........................         5,710            6,956            7,674            9,771
Other Income (expense):
  Interest income...........................            43               47               92               78
  Interest expense..........................        (1,384)          (1,532)          (2,777)          (2,855)
  Gain on Sale of Vinyl Division............            --            3,562               --            3,562
                                                   -------          -------          -------          -------
  Income before taxes.......................         4,369            9,033            4,989           10,556
Income taxes................................         1,686            4,384            1,950            4,989
                                                   -------          -------          -------          -------
  Net income................................       $ 2,683          $ 4,649          $ 3,039          $ 5,567
                                                   =======          =======          =======          =======
Pro forma net income per common and common
  equivalent share(2).......................         $0.28            $0.49            $0.32            $0.58
                                                   =======          =======          =======          =======
Pro forma weighted average number of common
  and common equivalent shares
  outstanding(2)............................         9,523            9,523            9,523            9,523
                                                   =======          =======          =======          =======
Cash dividends..............................          None             None             None             None
                                                   =======          =======          =======          =======

-------------------------
(1) The income statements presented reflect the results of operations for CTB International Corp. for the full periods and for Fancom and the Grain Systems Division for the periods of Company ownership. See Note 5. These results will not be comparable to past or future periods based on partial periods of ownership.

(2) Pro forma net income per common and common equivalent share is calculated by dividing net income by the pro forma weighted average common and common equivalent shares outstanding, after giving effect to the following transactions as if they had been completed on January 1, 1996: (i) the Stock Split, (ii) the Preferred Stock Exchange, (iii) the Preferred Stock Redemption and (iv) solely to the extent the proceeds will be used for the Preferred Stock Redemption, the Offering. Due to the changes in the Company's capital structure resulting from the CTB Acquisition and the Offering, historical net income per common share is not meaningful and therefore is not presented.

     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS(1)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997
                                              -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Net sales...................................     $58,377         $65,818        $100,544        $110,887
Cost of sales...............................      42,812          47,949          74,706          80,891
                                                 -------         -------        --------        --------
  Gross profit..............................      15,565          17,869          25,838          29,996
Other operating expenses:
  Selling, general, and administrative
     expenses...............................       6,436           8,243          13,833          15,630
  Amortization of goodwill..................         412             412             861             861
                                                 -------         -------        --------        --------
  Operating income..........................       8,717           9,214          11,144          13,505
Other income (expense):
  Interest income...........................          43              53              92              84
  Interest expense..........................        (933)         (1,103)         (2,163)         (1,989)
  Gain on Sale of Vinyl Division............          --           3,562              --           3,562
                                                 -------         -------        --------        --------
  Income before taxes.......................       7,827          11,726           9,073          15,162
Income taxes................................       3,134           5,489           3,648           6,848
                                                 -------         -------        --------        --------
  Net income................................     $ 4,693         $ 6,237        $  5,425        $  8,314
                                                 =======         =======        ========        ========
Pro forma net income per common and common
  equivalent share(2).......................     $  0.35         $  0.47        $   0.41        $   0.62
                                                 =======         =======        ========        ========
Pro forma weighted average number of common
  and common equivalent shares
  outstanding(2)............................      13,339          13,339          13,339          13,339
                                                 =======         =======        ========        ========
Cash dividends..............................        None            None            None            None
                                                 =======         =======        ========        ========

-------------------------
(1) The pro forma income statements give effect to the following transactions as if they had been completed on January 1, 1996: (i) the Grain Systems Division Acquisition, (ii) the Fancom Acquisition, (iii) the repayment of all amounts outstanding under the Existing Credit Agreement with the proceeds of borrowings under the New Credit Agreement and a portion of the net proceeds of the Offering, (iv) the Stock Split, (v) the Preferred Stock Exchange, (vi) the Preferred Stock Redemption and (vii) the Offering. The pro forma data do not purport to be indicative of the Company's actual results of operations that would have been reported had such events actually occurred on the dates specified.

(2) Pro forma net income per common and common equivalent share is calculated by dividing net income by the pro forma average common and common equivalent shares outstanding, after giving effect to the following transactions as if they had been completed on January 1, 1996: (i) the Stock Split, (ii) the Preferred Stock Exchange, (iii) the Preferred Stock Redemption and (iv) the Offering.

     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   FOR THE SIX MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 1996    JUNE 30, 1997
                                                                -------------    -------------
                                                                        (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income................................................      $   3,039        $  5,567
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation...........................................          2,442           2,371
     Amortization...........................................            621             687
     Gain on sale of property, plant and equipment..........           (551)            (47)
     Gain on sale of Vinyl Division.........................             --          (3,562)
     Change in other assets.................................          1,541           2,285
     Change in deferred tax liabilities.....................             --            (334)
     Changes in operating assets and liabilities (net of
      acquisitions)
       Accounts receivable..................................          1,118          (6,986)
       Inventories..........................................         (1,484)         (1,577)
       Prepaid expenses and other assets....................            507            (842)
       Accounts payable, accruals and other liabilities.....          1,186           5,033
                                                                  ---------        --------
          Net cash flows from operating activities..........          8,419           2,595
                                                                  ---------        --------
Cash Flows From Investing Activities:
  Acquisition of property, plant and equipment..............           (970)         (1,754)
  Acquisition of CTB Inc., net of cash acquired.............       (104,741)             --
  Acquisition of Fancom, net of cash acquired...............             --         (13,004)
  Acquisition of Grain Systems Division, net of cash
     acquired...............................................             --         (33,974)
  Proceeds from sale of Vinyl Division......................             --           8,158
  Proceeds from sale of property, plant and equipment.......          1,490              88
                                                                  ---------        --------
          Net cash flows from investing activities..........       (104,221)        (40,486)
                                                                  ---------        --------
Cash Flows From Financing Activities:
  Proceeds from Acquisition debt:
     Revolving credit.......................................         24,000          24,200
     Term loans.............................................         65,000          33,748
  Issuance of common stock..................................          6,000             231
  Issuance of preferred stock...............................         24,000              69
  Principal payments on long-term debt......................         (1,000)         (8,075)
  Proceeds from revolving credit loans......................          9,000              --
  Payments on revolving credit loans........................        (29,500)        (11,077)
                                                                  ---------        --------
          Net cash flows from financing activities..........         97,500          39,096
                                                                  ---------        --------
Net Increase in Cash and Cash Equivalents...................          1,698           1,205
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................             --             (22)
Cash and Cash Equivalents, Beginning of Period..............             --             258
                                                                  ---------        --------
Cash and Cash Equivalents, End of Period....................      $   1,698        $  1,441
                                                                  =========        ========

     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's Prospectus dated August 20, 1997 and to Amendment No. 3 to the Company's Registration Statement (No. 333-29873) filed August 11, 1997 which include the Company's annual audited financial statements.

NOTE 2. DESCRIPTION OF KEY TERMS USED IN FINANCIAL STATEMENTS AND FOOTNOTES

     The Company -- references CTB International Corp. and its subsidiaries on a consolidated basis and their respective predecessors.

     CTB -- refers to CTB, Inc., a wholly-owned subsidiary of the Company, and its subsidiaries on a consolidated basis.

     CTB Acquisition -- refers to the acquisition of Old CTB by affiliates of American Securities Capital Partners, L.P. (together with its affiliates, "American Securities") along with senior management and certain founding family members on January 4, 1996.

     CTB, Inc. -- a wholly-owned subsidiary of the Company, and its subsidiaries on a consolidated basis.

     Existing Credit Agreement -- refers to a senior credit facility totaling $90.0 million entered into in connection with the CTB Acquisition on January 4, 1996.

     Fancom Acquisition -- refers to the acquisition by the Company of all the capital stock of Fancom Holdings B.V. and the payment of the related fees and expenses.

     Grain Systems Division Acquisition -- refers to the acquisition by the Company of substantially all the assets of Butler Manufacturing Company's grain systems division and the payments of the related fees and expenses.

     New Credit Agreement -- refers to a $90.0 million revolving credit facility with a $5.0 million swingline facility and a $10.0 million sublimit for trade and standby letters of credit with KeyBank National Association dated August 15, 1997.

     The Offering -- refers to the sale of 5,000,000 shares of common stock, par value $.01 per share, of CTB International Corp. on August 20, 1997.

     Old CTB -- refers to the predecessor company to CTB, Inc., and references to the Predecessor Company refer to Old CTB and its subsidiaries on a consolidated basis.

     Preferred Stock Exchange -- refers to the exchange of 9,069 shares of the Existing Preferred Stock (as defined herein) for 647,786 shares of Common Stock.

     Preferred Stock Redemption -- refers to the redemption of 15,000 outstanding shares of the Existing Preferred Stock.

     Stock Split -- a 12.0933 for 1 stock split of the common stock of the Company.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)

     Vinyl Division Divestiture -- refers to the sale of substantially all assets of the Company (other than accounts receivable) related to its PVC deck, dock and fence business to a subsidiary of Royal Group Technologies Limited on May 29, 1997.

NOTE 3. INVENTORIES

     Inventories of the Company and its subsidiaries are summarized as follows (in thousands):

                                                             DECEMBER 31,    JUNE 30,
                                                                 1996          1997
                                                             ------------    --------
Raw materials............................................      $ 7,753       $13,700
Work in process..........................................        2,503         5,950
Finished goods...........................................        3,897        10,504
                                                               -------       -------
                                                               $14,153       $30,154
                                                               =======       =======

NOTE 4. INTANGIBLES

     Intangibles consist of the following (in thousands):

                                                             DECEMBER 31,    JUNE 30,
                                                                 1996          1997
                                                             ------------    --------
Goodwill.................................................      $38,351       $61,667
Accumulated amortization.................................         (959)       (1,502)
                                                               -------       -------
Goodwill--net............................................       37,392        60,165
                                                               -------       -------
Deferred finance costs...................................        1,353         1,353
Accumulated amortization.................................         (292)         (436)
                                                               -------       -------
Deferred finance costs--net..............................        1,061           917
                                                               -------       -------
Total....................................................      $38,453       $61,082
                                                               =======       =======

NOTE 5. GAIN ON SALE OF VINYL DIVISION

     On May 29, 1997, the Company sold the assets of its Vinyl Division, for a sale price of approximately $8,158,000 net of liabilities assumed. The sale resulted in an approximate $3,562,000 pre-tax gain with a related tax expense of approximately $2,491,000.

NOTE 6. NET INCOME PER COMMON SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the earnings per share ("EPS") computation and replaces the presentation of primary EPS with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computations. SFAS No. 128 requires restatement of all prior-period EPS data presented. The Company will implement SFAS No. 128 as of and for the year ending December 31, 1997, and the adoption will not have an effect on the financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)

NOTE 7. BUSINESS COMBINATIONS

     The Company acquired all the outstanding stock of Fancom Holdings B.V. ("Fancom") on May 1, 1997. The transaction was accounted for under the purchase method of accounting, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill. Fancom's financial statements are consolidated and included in the Company's Consolidated Balance Sheet as of June 30, 1997 and the Consolidated Income Statements and Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 1997, respectively. The purchase price for the Fancom Acquisition was $13.0 million, net of cash acquired and including expenses, which has been allocated as follows:

                                                             (IN MILLIONS)
Current assets..............................................     $11.5
Property, plant and equipment...............................       3.9
Intangibles and other assets................................       8.3
Long-term debt assumed......................................      (5.9)
Liabilities assumed.........................................      (4.8)
                                                                 -----
     Total purchase price...................................     $13.0
                                                                 =====

     The Company acquired the substantially all the assets of Butler Manufacturing Company's grain systems division ("Grain Systems Division") on June 23, 1997. The transaction was accounted for under the purchase method of accounting, accordingly, the purchase price has been allocated to the assets and liabilities of the acquired company based on their fair market values as of the date of acquisition with the remainder charged to goodwill. The Grain Systems Division's financial statements have been included in the Company's Consolidated Balance Sheet as of June 30, 1997, and the Consolidated Income Statements and Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 1997, respectively. The purchase price for the Grain Systems Division Acquisition was $34.0 million, net of cash acquired, including expenses, which has been allocated as follows:

                                                             (IN MILLIONS)
Current assets..............................................     $13.2
Property, plant, and equipment..............................       9.5
Intangibles and other assets................................      17.2
Liabilities assumed.........................................      (5.9)
                                                                 -----
     Total purchase price...................................     $34.0
                                                                 =====

     The unaudited pro forma income statements included in this Form 10-Q assume that the acquisitions had occurred at the beginning of the periods presented and the purchase price was the same. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to represent what the results of operations would have been if the acquisitions had actually occurred on January 1, 1996 or to project future results.

NOTE 8. COMMITMENTS AND CONTINGENCIES

     Pursuant to a stockholders agreement entered into as a part of the CTB Acquisition, the Company and its wholly owned subsidiary, CTB, have jointly and severally, agreed to make certain contingent payments to the Old CTB Shareholders (the "Earn-Out Amount") based on a calculation of cumulative EBITDA for the three year period ended December 31, 1998. The cumulative EBITDA target is $89.5 million, subject to adjustment in the event of any merger, acquisition, divestiture or other extraordinary transaction. A revised

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)

EBITDA target has not yet been determined in order to give effect to the Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture. As of December 31, 1996, EBITDA of $24.9 million had been achieved. CTB and the Company may be liable to pay the Old CTB Shareholders up to an amount equal to $13.5 million in respect of the Earn-Out Amount, which would be recorded in the Company's consolidated financial statements as an adjustment to the original purchase price for the CTB Acquisition. Fifty percent of the maximum Earn-Out Amount is to be paid at the attainment of 85% of the cumulative EBITDA target, and no payment is required unless 85% of the cumulative EBITDA target is attained.

     If an Earn-Out Amount is payable, the Company and CTB are obligated to pay the Earn-Out Amount in four periodic installments beginning on August 31, 1998. The first installment is equal to 25% of the estimated Earn-Out Amount, the second installment is equal to 50% of the actual Earn-Out Amount minus the amount of the first installment and the third and fourth installments are each equal to 25% of the actual Earn-Out Amount. Accrued interest from January 1, 1999 at the prime rate on the last business day of 1998 will be payable on the third and fourth installments, provided that interest at such interest rate on the first installment payment from August 31, 1998 to December 31, 1998 will be credited against such amount. The payment of the Earn-Out Amount will be subordinated to amounts payable under the New Credit Agreement.

NOTE 9. SUBSEQUENT EVENTS

     On August 12, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (No. 333-29873) to offer 5,000,000 shares, par value $.01 per share, of common stock for public sale effective. Trading of the Company's stock commenced August 21, 1997.

     In connection with the CTB Acquisition on January 4, 1996, CTB entered into a senior credit facility totaling $90.0 million (the "Existing Credit Agreement"). Upon consummation of the Offering, all amounts outstanding under the Existing Credit Agreement were repaid with the proceeds of borrowings under the New Credit Agreement with KeyBank National Association ("New Credit Agreement") and a portion of the net proceeds of the Offering. The following is a description of all material terms of the New Credit Agreement.

     The New Credit Agreement provides CTB with a $90.0 million revolving credit facility with a $5.0 million swingline facility and a $10.0 million sublimit for trade and standby letters of credit. There is no mandatory principal amortization prior to the maturity date in 2002; however, the Company is subject to certain financial and business covenants customary for credit facilities of this type. At August 31, 1997 the Company had approximately $41.0 million of availability under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 0.625% over LIBOR depending upon certain financial ratios.

     Under the New Credit Agreement, CTB is required to maintain a minimum net worth of not less than 90% of its net worth immediately following the Offering. The minimum net worth is to be increased quarterly by an amount equal to 50% of the quarterly earnings of CTB. This covenant limits the dividends CTB can pay to the Company and, therefore, the dividends the Company can pay to its stockholders.

                                     ITEM 2
                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This commentary should be read in conjunction with the Company's Prospectus dated August 20, 1997 and Amendment No. 3 to the Company's Registration Statement (No. 333-29873) filed August 11, 1997 for a full understanding of the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

     The Company manufactures and markets automated feeding, watering and ventilation systems, feed bins, grain storage bins and integrated commercial egg laying and handling systems for the poultry, swine, grain and egg production industries.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Net sales increased 33.1% to $50.6 million for the three months ended June 30, 1997 compared to $38.1 million in the corresponding period of 1996. The May 1, 1997 Fancom Acquisition, and to a lesser extent, the June 23, 1997 Grain Systems Division Acquisition offset by a decline in revenues caused by the May 29, 1997 Vinyl Division Divestiture were partly responsible for the increase. In addition, strong growth of the Company's watering and ventilation products through its market penetration strategy, as well as, higher sales of hog feeding and grain storage products contributed to the increase.

     Gross profit increased to $13.7 million in the three months ended June 30, 1997 or 27.1% of net sales compared to $9.9 million in the corresponding period of 1996 or 26.1% of sales. The increase in gross profit margin was attributable to the higher margin products obtained in the Fancom Acquisition, offset by sales increases in lower margin watering and ventilation products and in the sales of lower margin products into Brazil through the Company's sales and distribution facility opened in February 1997.

     Selling, general and administrative expenses increased 61.2% or $2.4 million to $6.4 million in the three months ended June 30, 1997 from $4.0 million in the corresponding period of 1996. As a percent of net sales, selling, general and administrative expenses increased to 12.7% in the three months ended June 30, 1997 from 10.5% in the corresponding period of 1996. The increase is attributable to the Fancom Acquisition and Fancom's relatively higher selling, general and administrative costs as a percentage of sales. In addition, the 1996 corresponding period expenses are net of $0.6 million gain on sale of an asset.

     Amortization of goodwill increased to $0.3 million in the three months ended June 30, 1997 or 26.8% from $0.2 million in the corresponding period for 1996. The increase is attributable to the amortization of goodwill purchased in the Fancom Acquisition and the Grain Systems Division Acquisition.

     Operating income increased 21.8% or $1.3 million to $7.0 million in the three months ended June 30, 1997 compared to $5.7 million in the corresponding period of 1996. Operating income margins decreased to 13.7% of net sales in the three months ended June 30, 1997 from 15.0% of net sales in the corresponding period in 1996. The increase in operating income and decrease in operating income margins is attributable to the improvements in gross profit margins, and to higher selling, general and administrative expenses and amortization of goodwill related to the acquisitions.

     Interest expense increased to $1.5 million in the three months ended June 30, 1997 or 10.7% from $1.4 million in the corresponding period in 1996. The increase is due to debt incurred to finance the Fancom Acquisition and Grain Systems Division Acquisition offset by reductions in debt through cash flow provided by operating activities and the Vinyl Division Divestiture.

     Net income increased 73.1% or $1.9 million to $4.6 million in the three months ended June 30, 1997 from $2.7 million for the corresponding period in 1996. The increase was due to higher operating income and the gain from the Vinyl Division Divestiture offset by higher interest expense. The Vinyl Division Divestiture resulted in a gain of $1.1 million net of income taxes in the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Net sales increased 18.0% to $82.2 million for the six months ended June 30, 1997 compared to $69.6 million in the corresponding period of 1996. The Fancom Acquisition, and to a lesser extent, the Grain Systems Acquisition, offset by revenues lost through the Vinyl Division Divestiture were partly responsible for the increase. In addition, strong growth of the Company's watering and ventilation products through its market penetration strategy, as well as, higher sales of egg laying and handling systems contributed to the favorable performance.

     Gross profit increased to $21.3 million in the six months ended June 30, 1997 or 25.9% of net sales compared to $16.9 million in the corresponding period of 1996 or 24.3% of sales. The increase in gross profit margin was attributable to higher margin products obtained in the Fancom Acquisition and a focused raw material purchasing strategy, offset somewhat by increases in sales of lower margin watering and ventilation products and in the sales of lower margin products into Brazil through the Company's sales and distribution facility opened in February 1997.

     Selling, general and administrative expenses increased 25.9% or $2.3 million to $11.0 million in the six months ended June 30, 1997 from $8.7 million in the corresponding period of 1996. As a percent of net sales, selling, general and administrative expenses increased to 13.4% in the six months ended June 30, 1997 from 12.5% in the corresponding period of 1996. The increase is attributable to the Fancom Acquisition and Fancom's relatively higher selling, general and administrative costs as a percentage of sales. In addition, the 1996 corresponding period expenses are net of $0.6 million gain on sale of an asset.

     Amortization of goodwill increased 13.4% in the six months ended June 30, 1997 from the corresponding period for 1996. The increase is attributable to the goodwill purchased in the Fancom Acquisition and Grain Systems Division Acquisition.

     Operating income increased 27.3% or $2.1 million to $9.8 million in the six months ended June 30, 1997 compared to $7.7 million in the corresponding period in 1996. Operating income margins increased to 11.9% of net sales in the six months ended June 30, 1997 from 11.0% of net sales in the corresponding period in 1996. The increase in operating income and operating income margins is attributable to the changes in gross margins, selling, general and administrative expenses and amortization of goodwill.

     Interest expense increased to $2.9 million in the six months ended June 30, 1997 or 2.8% from $2.8 million in the corresponding period in 1996. The increase is due to Fancom Acquisition and Grain Systems Division Acquisition related debt offset by reductions in debt through cash flow provided by operations and the Vinyl Division Divestiture.

     Net income increased 83.2% or $2.6 million to $5.6 million in the six months ended June 30, 1997 from $3.0 million for the corresponding period in 1996. The increase was due to higher operating income and gain from the Vinyl Division Divestiture offset by higher interest expense. The Vinyl Division Divestiture resulted in a gain of $1.1 million net of income taxes in the six months ended June 30, 1997.

EFFECTS OF VINYL DIVISION DIVESTITURE

     The following summarize certain operating results of the Company for the three and six month periods ended June 30, 1996 and 1997 on a pro forma basis giving effect to the following transactions as if they had occurred on January 1, 1996: (i) the Grain Systems Division Acquisition, (ii) the Fancom Acquisition, (iii) the Vinyl Division Divestiture, (iv) the repayment of all amounts outstanding under the Existing Credit Agreement with the proceeds of borrowings under the New Credit Agreement and a portion of the net proceeds of the Offering, (v) the Stock Split, (vi) the Preferred Stock Exchange, (vii) the Preferred Stock Redemption, and (viii) the Offering.

     For the three months ended June 30, 1997, net sales increased approximately 14.9% to approximately $63.4 million compared to approximately $55.2 million in the corresponding period in 1996. Operating income increased approximately 8.5% to approximately $8.9 million compared to approximately $8.2 million in the corresponding period in 1996. Net income increased approximately 9.1% to approximately $4.8 million compared to approximately $4.4 million in the corresponding period in 1996.

     For the six months ended June 30, 1997, net sales increased approximately 11.1% to approximately $106.3 million compared to approximately $95.7 million in the corresponding period in 1996. Operating income increase approximately 24.8% to approximately $13.1 million compared to approximately $10.5 million in the corresponding period in 1996. Net income increased approximately 30.8% to approximately $6.8 million compared to approximately $5.2 million in the corresponding period in 1996.

FINANCIAL POSITION

     Changes in the financial position of the Company from December 31, 1996 to June 30, 1997 include the effects of both operational changes and the Fancom Acquisition, Grain Systems Acquisition and Vinyl Division Divestiture.

     Total assets increased from $103.4 million at December 31, 1996 to $171.0 million at June 30, 1997. Accounts receivable increased by $14.8 million from December 31, 1996 to June 30, 1997. Approximately $5.9 million was due to seasonal volumes for CTB, Inc. and $8.9 million was due to the Fancom Acquisition and the Grain Systems Division Acquisition. Inventories at June 30, 1997 increased by $16.0 million from December 31, 1996. Approximately $15.3 million was due to the Fancom Acquisition and the Grain Systems Division Acquisition. CTB, Inc. accounted for only $0.7 million of the increase. Net property, plant and equipment increased $11.2 million from December 31, 1996 to June 30, 1997. This increase is due to the acquisitions offset by a 2.1 million reductions in net assets for CTB, Inc. primarily for the Vinyl Division Divestiture and net of capital expenditures during the period. Intangibles increased by $22.6 million at June 30, 1997 primarily due to the Fancom Acquisition and the Grain Systems Division Acquisition offset somewhat by the Vinyl Division Divestiture.

     Total liabilities increased from $89.6 million at December 31, 1996 to $151.5 at June 30, 1997. Accounts payable and accrued liabilities increased $15.7 million during this period, of which $10.4 million was due to the acquisitions. The remaining $5.3 million increase was used to support seasonal operational needs. Long-term debt increased from $65.2 million at December 31, 1996 to $109.8 million at June 30, 1997 primarily to provide financing for the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had $24.6 million of working capital, an increase of $13.8 million from working capital as of December 31, 1996. The acquisitions contributed $12.5 million to the increase while seasonal changes in operational needs accounted for the remainder. Net cash provided from operating activities for the six months ended June 30, 1997 was $2.6 million. Cash flows from operations was primarily provided by net income due to the 18.0% increase in 1997 sales volume over the corresponding period in 1996, partially offset by increases in working capital uses to support seasonal operating needs. During this period, working capital of $0.7 million was provided by the operations Fancom, the Grain Systems Division, and the Vinyl Division Divestiture.

     For the six months ended June 30, 1997, net cash provided by financing activities of $39.1 million was primarily used to fund the Fancom Acquisition and the Grain Systems Division Acquisition offset by principal reductions on outstanding borrowings.

     For the six months ended June 30, 1996, cash used in investing activities was $104.2 million, which was primarily used for the CTB Acquisition. The CTB Acquisition was financed through debt and the issuance of common stock and preferred stock.

     The Company believes that existing cash, cash flows from operations and available borrowings under the New Credit Agreement will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

SEASONALITY

     Sales of agricultural equipment are seasonal, with poultry, swine and egg producers purchasing equipment during prime construction periods in the spring, summer and fall and farmers traditionally purchasing grain storage bins in the summer and fall in conjunction with the harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters as distributors and dealers increase inventory in anticipation of seasonal demand.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 18, 1997, by Written Consent to Action Taken in Lieu of Special Meeting, the stockholders unanimously approved the filing of the Company's Amended and Restated Certificate of Incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

 3.1 Form of Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) (the "Company's
         Registration Statement") and incorporated herein by reference.
 3.2 Form of By-laws of the Company filed as Exhibit 3.2 to the Company Registration Statement and incorporated herein by reference.
 4.1     Specimen Certificate of Common Stock of the Company filed as
         Exhibit 4.1 to the Company Registration Statement and incorporated herein by reference.
10.1 Commitment Letter, dated as of March 21, 1997, by and among CTB, Inc., and KeyBank National Association filed as Exhibit
         10.1 to the Company Registration Statement and incorporated herein by reference.
10.2 Asset Purchase Agreement, dated as of March 31, 1997, by and among Butler Manufacturing Company and CTB, Inc., filed as
         Exhibit 10.2 to the Company Registration Statement and incorporated herein by reference.
10.3 Share Purchase Agreement, dated as of May 1, 1997, by and among Chore-Time Brock Holding B.V. and Halder Investments
         III B.V., Halder Investments III C.V., Stichting Fondshebeer
         Fincon, Beldor B.V., V. Berger, A. Faber, J. Paquet, J.H.M.
         Cremers and H.W. Gootzen and Fancom Holding B.V. filed as
         Exhibit 10.3 to the Company Registration Statement and incorporated herein by reference.
10.4     Asset Purchase Agreement, dated as of May 29, 1997, between
         CTB, Inc., and Royal Crown Limited filed as Exhibit 10.4 to the Company Registration Statement and incorporated herein by reference.
10.5 Stock Purchase Agreement, dated as of November 29, 1995, by and among the Company, CTB Ventures, Inc., CTB, Inc., and the selling shareholders party thereto filed as Exhibit 10.5 to the Company Registration Statement and incorporated herein by reference.
10.6 Stockholders Agreement, dated as of January 4, 1996, by and among the Company and the Individual Shareholders party thereto filed as Exhibit 10.6 to the Company Registration
         Statement and incorporated herein by reference.
10.7 Board Representation Agreement, dated as of January 4, 1996, by and among American Securities Capital Partners, L.P., J.
         Christopher Chocola, Caryl Chocola and the Company filed as
         Exhibit 10.7 to the Company Registration Statement and incorporated herein by reference.
10.8     Form of Non-Qualified Stock Option Agreement filed as
         Exhibit 10.8 to the Company Registration Statement and incorporated herein by reference.
10.9     Profit Sharing Plan filed as Exhibit 10.9 to the Company
         Registration Statement and incorporated herein by reference.
10.10    Management Incentive Compensation Plan filed as Exhibit
         10.10 to the Company Registration Statement and incorporated herein by reference.
10.11 Escrow Agreement, dated as of November 29, 1995, by and among CTB Ventures, Inc., the shareholders party thereto and NBD Bank, N.A., filed as Exhibit 10.11 to the Company
         Registration Statement and incorporated herein by reference.

10.12 Management Consulting Agreement, dated as of January 4, 1996, by and among CTB, Inc. and American Securities Capital Partners, L.P., filed as Exhibit 10.12 to the Company Registration Statement and incorporated herein by reference.
10.13 Agreement for Partial Release of Escrowed Funds, dated as of March 1, 1997, by and among CTB, Inc. and each of the shareholders party thereto filed as Exhibit 10.13 to the Company Registration Statement and incorporated herein by reference.
10.14 Transaction Consulting Agreement, dated as of April 30, 1997, by and among the Company and American Securities Capital Partners, L.P., filed as Exhibit 10.14 to the Company Registration Statement and incorporated herein by reference.
10.15 Transaction Consulting Agreement, dated as of April 30, 1997, by and among CTB, Inc., and American Securities Capital Partners, L.P., filed as Exhibit 10.15 to the Company Registration Statement and incorporated herein by reference.
11       Computation of Earnings Per Share incorporated by reference.
27       Financial Data Schedule incorporated by reference.

      b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.