Form 10-Q
period 1997-09-30
CTB INTERNATIONAL CORP
filed 1997-11-13
CIK 1038005

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

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

Yes   X        No ____

     At September 30, 1997, approximately 12,924,989 shares, par value $.01 per share, of common stock of the Registrant were outstanding.
================================================================================

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                     INDEX

                                                                PAGE
                                                                ----
PART I
  Financial Information
  Item 1  Financial Statements
           Condensed Consolidated Balance Sheets at December
           31, 1996 and September 30, 1997..................       1
           Condensed Consolidated Income Statements for the
           Three and Nine Months ended September 30, 1996
           and 1997.........................................       3
           Pro Forma Condensed Consolidated Income
           Statements for the Three and Nine Months ended
           September 30, 1996 and 1997......................       4
           Condensed Consolidated Statements of Cash Flows
           for the Nine Months ended September 30, 1996 and
           1997.............................................       5
           Notes to Condensed Consolidated Financial
           Statements.......................................       6
  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............      10
PART II
  Other Information
  Item 4....................................................    II-1
  Item 6....................................................    II-1
Signature...................................................    II-3

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                    1996            1997
                                                                ------------    -------------
ASSETS
Current Assets
  Cash and cash equivalents.................................      $    258        $    683
  Accounts receivable -- net................................        11,694          26,780
  Inventories...............................................        14,153          29,211
  Deferred income taxes.....................................         1,863           1,863
  Prepaid expenses and other current assets.................         1,206           1,983
                                                                  --------        --------
     Total current assets...................................        29,174          60,520
                                                                  --------        --------
Property, Plant and Equipment -- at cost
  Land and improvements.....................................         1,161           2,673
  Buildings and improvements................................        15,062          18,287
  Machinery and equipment...................................        22,783          29,904
  Construction in progress..................................         1,220           3,074
                                                                  --------        --------
                                                                    40,226          53,938
  Less accumulated depreciation.............................        (4,582)         (7,886)
                                                                  --------        --------
  Property, plant and equipment -- net......................        35,644          46,052
Intangibles -- net..........................................        38,453          60,077
Other Assets................................................            80              88
                                                                  --------        --------
     Total assets...........................................      $103,351        $166,737
                                                                  ========        ========

     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                    1996            1997
                                                                ------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................      $  4,481        $ 12,963
  Current portion of long-term debt.........................         5,500           1,164
  Accrued liabilities.......................................         6,802          14,480
  Deferred revenue..........................................         1,618           2,685
                                                                  --------        --------
     Total current liabilities..............................        18,401          31,292
Long-Term Debt..............................................        59,650          48,917
Deferred Income Taxes.......................................         9,593           9,642
Accrued Postretirement Benefit Cost.........................         1,966           2,455
                                                                  --------        --------
     Total liabilities......................................        89,610          92,306
                                                                  --------        --------
Commitments and Contingencies (Note 9)
Stockholders' Equity
  Common stock, $.01 par value
     1996 -- 950,000 shares authorized; 600,000 shares
      issued and outstanding................................             6
     1997 -- 40,000,000 shares authorized; 12,924,989 shares
      issued and outstanding................................                           129
  Preferred stock -- 6% cumulative, $.01 par value;
     liquidation preference $1,000 per share
     1996 -- 50,000 shares authorized; 24,000 shares issued
      and outstanding.......................................            --
  Additional paid-in capital................................        29,994          79,303
  Reduction for carryover of predecessor cost basis.........       (24,704)        (24,704)
  Retained earnings.........................................         8,502          19,921
  Cumulative translation adjustment.........................           (57)           (218)
                                                                  --------        --------
     Total stockholders' equity.............................        13,741          74,431
                                                                  --------        --------
     Total liabilities and stockholders' equity.............      $103,351        $166,737
                                                                  ========        ========

     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INCOME STATEMENTS(1)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                          ------------------    --------------------
                                                           1996       1997        1996        1997
                                                           ----       ----        ----        ----
Net Sales.............................................    $44,506    $71,740    $114,114    $153,904
Cost of Sales.........................................     31,706     51,150      84,432     112,009
                                                          -------    -------    --------    --------
  Gross profit........................................     12,800     20,590      29,682      41,895
Other Operating Expense:
  Selling, general, and administrative expenses.......      4,796      7,974      13,525      18,965
  Amortization of goodwill............................        240        430         719         973
                                                          -------    -------    --------    --------
  Operating income....................................      7,764     12,186      15,438      21,957
Other Income (Expense):
  Interest income.....................................         37         67         129         145
  Interest expense....................................     (1,401)    (1,674)     (4,178)     (4,529)
  Gain on sale of Vinyl Division......................         --         --          --       3,562
                                                          -------    -------    --------    --------
  Income before taxes.................................      6,400     10,579      11,389      21,135
Income Taxes..........................................      2,499      4,204       4,449       9,193
                                                          -------    -------    --------    --------
  Net income..........................................    $ 3,901    $ 6,375    $  6,940    $ 11,942
                                                          =======    =======    ========    ========
Pro forma net income per common and common equivalent
  share(2)............................................      $0.29      $0.48       $0.52       $0.90
                                                          =======    =======    ========    ========
Pro forma weighted average number of common and common
  equivalent shares outstanding(2)....................     13,339     13,339      13,339      13,339
                                                          =======    =======    ========    ========
Cash dividends........................................       None       None        None        None
                                                          =======    =======    ========    ========

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

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

             PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS(1)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                          ------------------    --------------------
                                                           1996       1997        1996        1997
                                                           ----       ----        ----        ----
Net Sales.............................................    $66,123    $71,740    $166,667    $182,627
Cost of Sales.........................................     47,230     51,150     121,936     132,041
                                                          -------    -------    --------    --------
  Gross profit........................................     18,893     20,590      44,731      50,586
Other Operating Expenses:
  Selling, general, and administrative expenses.......      7,298      7,974      21,131      23,604
  Amortization of goodwill............................        430        430       1,291       1,291
                                                          -------    -------    --------    --------
  Operating income....................................     11,165     12,186      22,309      25,691
Other Income (Expense):
  Interest income.....................................         37         67         129         151
  Interest expense....................................     (1,118)      (934)     (3,624)     (2,923)
  Gain on sale of Vinyl Division......................         --         --          --       3,562
                                                          -------    -------    --------    --------
  Income before taxes.................................     10,084     11,319      18,814      26,481
Income Taxes..........................................      3,984      4,468       7,478      11,316
                                                          -------    -------    --------    --------
  Net income..........................................    $ 6,100    $ 6,851    $ 11,336    $ 15,165
                                                          =======    =======    ========    ========
Pro forma net income per common and common equivalent
  share(2)............................................    $  0.46    $  0.51    $   0.85    $   1.14
                                                          =======    =======    ========    ========
Pro forma weighted average number of common and common
  equivalent shares outstanding(2)....................     13,339     13,339      13,339      13,339
                                                          =======    =======    ========    ========
Cash dividends........................................       None       None        None        None
                                                          =======    =======    ========    ========

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

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1996        1997
                                                              ---------   --------
Cash Flows From Operating Activities:
  Net income................................................  $   6,940   $ 11,942
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation...........................................      3,603      3,956
     Amortization...........................................        928      1,177
     Gain on sale of property, plant and equipment..........       (583)       (47)
     Gain on sale of Vinyl Division.........................         --     (3,562)
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (2,502)    (7,250)
       Inventories..........................................       (886)      (719)
       Deferred income taxes................................       (433)         7
       Prepaid expenses and other assets....................      1,913       (853)
       Accounts payable, accruals and other liabilities.....        309      7,424
                                                              ---------   --------
          Net cash flows from operating activities..........      9,289     12,075
                                                              ---------   --------
Cash Flows From Investing Activities:
  Acquisition of property, plant and equipment..............     (1,616)    (2,601)
  Acquisition of CTB Inc., net of cash acquired.............   (104,741)        --
  Acquisition of Fancom, net of cash acquired...............         --    (12,568)
  Acquisition of Butler Grain Bin Division, net of cash
     acquired...............................................         --    (33,136)
  Proceeds from sale of Vinyl Division......................         --      8,158
  Proceeds from sale of property, plant and equipment.......      1,534         88
                                                              ---------   --------
          Net cash flows from investing activities..........   (104,823)   (40,059)
                                                              ---------   --------
Cash Flows From Financing Activities:
  Proceeds from acquisition debt:
     Revolving credit.......................................     24,000     12,600
     Term loans.............................................     65,000     33,748
  Proceeds from revolving credit loans......................     14,400     67,400
  Payments on revolving credit loans........................    (33,900)   (39,887)
  Principal payments on long-term debt......................     (3,750)   (94,784)
  Redemption of preferred stock.............................         --    (15,000)
  Issuance of common stock..................................      6,000     64,363
  Issuance of preferred stock...............................     24,000         69
                                                              ---------   --------
          Net cash flows from financing activities..........     95,750     28,509
                                                              ---------   --------
Net Increase in Cash and Cash Equivalents...................        216        525
Translation Differences.....................................         --       (100)
Cash and Cash Equivalents, Beginning of Period..............         --        258
                                                              ---------   --------
Cash and Cash Equivalents, End of Period....................  $     216   $    683
                                                              =========   ========

     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's Prospectus dated August 20, 1997 and to Amendment No. 3 to the Company's Registration Statement (No. 333-29873) filed August 11, 1997 which include the Company's annual audited financial statements.

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

NOTE 3. INVENTORIES

     Inventories of the Company and its subsidiaries are summarized as follows (in thousands):

                                                         DECEMBER 31,    SEPTEMBER 30,
                                                             1996            1997
                                                         ------------    -------------
Raw materials........................................      $ 7,753          $ 7,850
Work in process......................................        2,503            5,517
Finished goods.......................................        3,897           15,844
                                                           -------          -------
                                                           $14,153          $29,211
                                                           =======          =======

NOTE 4. INTANGIBLES

     Intangibles consist of the following (in thousands):

                                                         DECEMBER 31,    SEPTEMBER 30,
                                                             1996            1997
                                                         ------------    -------------
Goodwill.............................................      $38,351          $61,268
Accumulated amortization.............................         (959)          (1,931)
                                                           -------          -------
Goodwill--net........................................       37,392           59,337
                                                           -------          -------
Deferred finance costs...............................        1,353              752
Accumulated amortization.............................         (292)             (12)
                                                           -------          -------
Deferred finance costs--net..........................        1,061              740
                                                           -------          -------
Total................................................      $38,453          $60,077
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

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)

NOTE 7. BUSINESS COMBINATIONS

     The Company acquired all the outstanding stock of Fancom Holdings B.V. ("Fancom") on May 1, 1997. The transaction was accounted for under the purchase method of accounting, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill. Fancom's financial statements are consolidated and included in the Company's Consolidated Balance Sheet as of September 30, 1997 and the Consolidated Income Statements and Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 1997, respectively. The purchase price for the Fancom Acquisition was $13.1 million, net of cash acquired and including expenses, which has been allocated as follows:

                                                             (IN MILLIONS)
Current assets..............................................     $11.5
Property, plant and equipment...............................       3.9
Intangibles and other assets................................       8.4
Long-term debt assumed......................................      (5.9)
Liabilities assumed.........................................      (4.8)
                                                                 -----
     Total purchase price...................................     $13.1
                                                                 =====

     The Company acquired substantially all the assets of Butler Manufacturing Company's grain systems division ("Grain Systems Division") on June 23, 1997. The transaction was accounted for under the purchase method of accounting, accordingly, the purchase price has been allocated to the assets and liabilities of the acquired company based on their fair market values as of the date of acquisition with the remainder charged to goodwill. The Grain Systems Division's financial statements have been included in the Company's Consolidated Balance Sheet as of September 30, 1997, and the Consolidated Income Statements and Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 1997, respectively. The purchase price for the Grain Systems Division Acquisition was $33.1 million, net of cash acquired, including expenses, which has been allocated as follows:

                                                             (IN MILLIONS)
Current assets..............................................     $12.8
Property, plant, and equipment..............................       9.5
Intangibles and other assets................................      16.7
Liabilities assumed.........................................      (5.9)
                                                                 -----
     Total purchase price...................................     $33.1
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

NOTE 8. DEBT

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

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)

     The New Credit Agreement provides CTB with a $90.0 million revolving credit facility with a $5.0 million swingline facility and a $10.0 million sublimit for trade and standby letters of credit. There is no mandatory principal amortization prior to the maturity date in 2002; however, the Company is subject to certain financial and business covenants customary for credit facilities of this type. At September 30, 1997 the Company had approximately $44.0 million of availability under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 0.625% over LIBOR depending upon certain financial ratios.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

     Pursuant to a stockholders agreement entered into as a part of the CTB Acquisition, the Company and its wholly owned subsidiary, CTB, have jointly and severally, agreed to make certain contingent payments to the Old CTB Shareholders (the "Earn-Out Amount") based on a calculation of cumulative EBITDA for the three year period ended December 31, 1998. The cumulative EBITDA target is $89.5 million, subject to adjustment in the event of any merger, acquisition, divestiture or other extraordinary transaction. A revised EBITDA target has not yet been determined in order to give effect to the Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture. As of December 31, 1996, EBITDA of $24.9 million had been achieved. CTB and the Company may be liable to pay the Old CTB Shareholders up to an amount equal to $13.5 million in respect of the Earn-Out Amount, which would be recorded in the Company's consolidated financial statements as an adjustment to the original purchase price for the CTB Acquisition. Fifty percent of the maximum Earn-Out Amount is to be paid at the attainment of 85% of the cumulative EBITDA target, and no payment is required unless 85% of the cumulative EBITDA target is attained.

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

NOTE 10. SUBSEQUENT EVENT

     On November 5, 1997, CTB International Corp. entered into a memorandum of understanding with an international poultry integrator to supply the complete integrated feeding, watering, ventilation, and control systems package on a turnkey basis for a 360-house broiler project in Alabama. The buildings and equipment will be supplied four houses at a time over the course of the next twenty months. The company also was selected by the same Integrator earlier in 1997 as the turnkey provider for a 64-house breeder project also located in Alabama. The pricing for this project is based on a contract price, therefore, the company is potentially at risk for any market price fluctuations in building materials which is the largest portion of the project cost. Considering the relatively short duration of the project, the company does not believe there will be any material financial effect due to material costs.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales increased 61.2% to $71.7 million for the three months ended September 30, 1997 compared to $44.5 million in the corresponding period of 1996. The Fancom Acquisition and Grain Systems Division Acquisition accounted for a large portion of the sales growth. In addition, strong growth of the Company's watering and ventilation products through its market penetration strategy, as well as, continued higher sales of hog feeding and grain storage products contributed to the increase. An additional $1.5 million of the increase was generated from the sale of poultry buildings the Company had built by a sub-contractor as part of a turnkey breeder project for which the Company is supplying all feeding, watering, ventilation and controls products, as well. These various flavorable components helped offset an expected decline in egg laying and handling systems sales that were especially strong in the three months ended September 30, 1996 and revenues lost through the Vinyl Division Divestiture.

     Gross profit increased to $20.6 million in the three months ended September 30, 1997 or 28.7% of net sales compared to $12.8 million in the corresponding period of 1996 or 28.8% of sales. The slight gross profit margin decrease of 0.1% was attributable to net sales increases in lower margin watering and ventilation products, sales of products into Brazil through the Company's sales and distribution facility opened in February 1997 and extremely low margins on the breeder project buildings offset somewhat by sales of higher margin products acquired in the Fancom Acquisition and improvements in manufacturing and procurement costs.

     Selling, general and administrative expenses increased 66.3% or $3.2 million to $8.0 million in the three months ended September 30, 1997 from $4.8 million in the corresponding period of 1996. As a percent of net sales, selling, general and administrative expenses were 11.1% in the three months ended September 30, 1997 and 10.8% in the corresponding period of 1996. The relatively higher selling, general and administrative costs as a percentage of sales of Fancom as compared to the rest of the Company were offset by reductions in other areas and targeted investment in certain key areas of the Company.

     Amortization of goodwill increased to $0.4 million in the three months ended September 30, 1997 or 79.2% from $0.2 million in the corresponding period for 1996. The increase is attributable to the amortization of goodwill purchased in the Fancom Acquisition and the Grain Systems Division Acquisition.

     Operating income increased 57.0% or $4.4 million to $12.2 million in the three months ended September 30, 1997 compared to $7.8 million in the corresponding period of 1996. Operating income margins decreased to 17.0% of net sales in the three months ended September 30, 1997 from 17.4% of net sales in the corresponding period in 1996. The increase in operating income is due to the improvements in gross profit offset by higher selling, general and administrative expenses. The decrease in operating income margins is due to the slight decrease in gross profit margin and the increase in selling, general and administrative expenses and amortization of goodwill related to the acquisitions as a percentage of sales.

     Interest expense increased to $1.7 million in the three months ended September 30, 1997 or 19.5% from $1.4 million in the corresponding period on 1996. The increase is due to debt incurred to finance the Fancom Acquisition and Grain Systems Division Acquisition offset by reductions in debt through cash flow provided by operating activities, the Vinyl Division Divestiture and net proceeds of the Offering.

     Net income increased 63.4% or $2.5 million to $6.4 million in the three months ended September 30, 1997 from $3.9 million for the corresponding period of 1996. The increase was due to higher operating income offset by higher interest expense, net of taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales increased 34.9% to $153.9 million for the nine months ended September 30, 1997 compared to $114.1 million in the corresponding period of 1996. The Fancom Acquisition and the Grain Systems Acquisition offset by revenues lost through the Vinyl Division Divestiture were partly responsible for the increase. In addition, strong growth of the Company's watering and ventilation products through its market penetration strategy, as well as, higher sales of grain storage systems contributed to the favorable performance and offset the effects of the sluggishness in the domestic poultry feeding sales. An additional $1.5 million of the increase was generated from the sale of poultry buildings the Company had built by a sub-contractor as part of a turnkey breeder project for which the Company is supplying all feeding, watering, ventilation and controls products, as well.

     Gross profit increased to $41.9 million in the nine months ended September 30, 1997 or 27.2% of net sales compared to $29.7 million in the corresponding period of 1996 or 26.0% of net sales. The increase in gross profit margin was attributable to improvements in manufacturing and procurement costs and the sales of higher margin products obtained in the Fancom Acquisition offset somewhat by sales increases in lower margin watering and ventilation products and in the sales of products into Brazil through the Company's sales and distribution facility opened in February 1997 as well as extremely low margins on the sale of breeder project buildings.

     Selling, general and administrative expenses increased 40.2% or $5.4 million to $19.0 million in the nine months ended September 30, 1997 from $13.5 million in the corresponding period of 1996. As a percent of net sales, selling, general and administrative expenses increased to 12.3% in the nine months ended September 30, 1997 from 11.9% in the corresponding period of 1996. The increase is attributable to the Fancom Acquisition and Fancom's relatively higher selling, general and administrative costs as a percent of sales and targeted investment in certain key areas within the company. In addition, the 1996 corresponding period expenses are net of $0.6 million gain on sale of an asset.

     Amortization of goodwill increased 35.3% or $0.3 million to $1.0 million in the nine months ended September 30, 1997 from the $0.7 million in the corresponding period for 1996. The increase is attributable to the goodwill purchased in the Fancom Acquisition and Grain Systems Division Acquisition.

     Operating income increased 42.2% or $6.5 million to $22.0 million in the nine months ended September 30, 1997 compared to $15.4 million in the corresponding period in 1996. Operating income margins increased to 14.3% of net sales in the nine months ended September 30, 1997 from 13.5% of net sales in the corresponding period in 1996. The increase in operating income and operating income margins is attributable to the changes in gross margins, selling, general and administrative expenses and amortization of goodwill.

     Interest expense increased to $4.5 million in the nine months ended September 30, 1997 or 8.4% from $4.2 million in the corresponding period on 1996. The increase is due to debt incurred to finance the Fancom Acquisition and Grain Systems Division Acquisition related debt offset by reductions in debt through cash flow provided by operations, the Vinyl Division Divestiture and net proceeds of the Offering.

     Net income increased 71.2% or $5.0 million to $11.9 million in the nine months ended September 30, 1997 from $6.9 million for the corresponding period in 1996. The increase was due to higher operating income and gain from the Vinyl Division Divestiture offset by higher interest expense, net of taxes. The Vinyl Division

Divestiture resulted in a gain of $1.1 million net of income taxes in the nine months ended September 30, 1997.

EFFECTS OF VINYL DIVISION DIVESTITURE

     The following summarizes certain operating results of the Company for the three and six month periods ended September 30, 1996 and 1997 on a pro forma basis giving effect to the following transactions as if they had occurred on January 1, 1996: (i) the Grain Systems Division Acquisition, (ii) the Fancom Acquisition, (iii) the Vinyl Division Divestiture, (iv) the repayment of amounts outstanding under the Existing Credit Agreement with the proceeds of borrowings under the New Credit Agreement and a portion of the net proceeds of the Offering, (v) the Stock Split, (vi) the Preferred Stock Exchange, (vii) the Preferred Stock Redemption, and (viii) the Offering.

     For the three months ended September 30, 1997, net sales increased approximately 12.8% to approximately $71.7 million compared to approximately $63.6 million in the corresponding period in 1996. Operating income increased approximately 13.9% to approximately $12.2 million compared to approximately $10.7 million in the corresponding period in 1996. Net income increased approximately 17.2% to approximately $6.9 million compared to approximately $5.8 million in the corresponding period in 1996.

     For the nine months ended September 30, 1997, net sales increased approximately 11.7% to approximately $178.0 million compared to approximately $159.4 million in the corresponding period in 1996. Operating income increase approximately 19.2% to approximately $25.3 million compared to approximately $21.2 million in the corresponding period in 1996. Net income increased approximately 26.3% to approximately $13.7 million compared to approximately $10.8 million in the corresponding period in 1996.

FINANCIAL POSITION

     Changes in the financial position of the Company from December 31, 1996 to September 30, 1997 include the effects of both operational changes and the Fancom Acquisition, Grain Systems Division Acquisition, Vinyl Division Divestiture and the Offering.

     Total assets increased from $103.4 million at December 31, 1996 to $166.7 million at September 30, 1997. Accounts receivable increased by $15.1 million from December 31, 1996 to September 30, 1997. Approximately $7.1 million was due to seasonal volumes for CTB, Inc. and $8.0 million was due to the Fancom Acquisition and the Grain Systems Division Acquisition. Inventories at September 30, 1997 increased by $15.1 million from December 31, 1996. Approximately $14.4 million was due to the Fancom Acquisition and the Grain Systems Division Acquisition. CTB, Inc. accounted for only $0.7 million of the increase. Net property, plant and equipment increased $10.4 million from December 31, 1996 to September 30, 1997. This increase is due to the acquisitions offset by $2.8 million reduction in net assets for CTB, Inc. primarily for the Vinyl Division Divestiture and net of capital expenditures during the period. Intangibles increased by $21.6 million at September 30, primarily due to the Fancom Acquisition and the Grain Systems Division Acquisition offset somewhat by the Vinyl Division Divestiture.

     Total liabilities increased from $89.6 million at December 31, 1996 to $92.3 at September 30, 1997. Accounts payable and accrued liabilities increased $16.2 million during this period, of which $9.5 million was due to the acquisitions. The remaining $6.7 million increase was used to support seasonal operational needs. Long-term debt decreased from $65.2 million at December 31, 1996 to $50.1 million at September 30, 1997. This $15.1 million decrease was a net result of additional borrowings to fund the acquisitions offset by the proceeds of the stock offering.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $29.2 million of working capital, an increase of $18.5 million from working capital as of December 31, 1996. The acquisitions contributed $12.3 million to the increase while seasonal changes in operational needs accounted for the remainder. Net cash provided from operating activities for the nine months ended September 30, 1997 was $12.1 million. Cash flows from operations was primarily provided by net income due to the 34.9% increase in 1997 sales volume over the corresponding period in 1996, partially offset by increases in working capital uses to support seasonal operating needs.

     For the nine months ended September 30, 1997, cash used in investing activities was $40.1 million, which was primarily used for the Grain Systems Division Acquisition and the Fancom Acquisition, partially offset by the Vinyl Division Divestiture. For the nine months ended September 30, 1996, cash used in investing activities was $104.8 million, which was primarily used for the CTB Acquisition. The CTB acquisition was financed through debt and the issuance of common stock and preferred stock.

     For the nine months ended September 30, 1997, net cash provided by financing activities was $28.5 million. During this period approximately $100.6 million of existing debt was retired using proceeds of $49.5 million from the New Credit Agreement and $49.4 million, net of the preferred redemption, from the offering.

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

     The following table presents unaudited interim operating results of the Company. The Company believes that the following information includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair presentation for the respective periods. The operating results for any interim period are not necessarily indicative of results for any interim period or the entire fiscal year.

                                                                       THREE MONTHS ENDED
                                                       --------------------------------------------------
                                                       MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                       --------    -------    ------------    -----------
1997:
Net sales..........................................    $31,520     $50,644      $71,740             N/A
Operating income...................................      2,815       6,956       12,186             N/A
Operating income margin............................        8.9%       13.7%        17.0%            N/A
Net income.........................................        918       4,649        6,375             N/A
  Net income margin................................        2.9%        9.2%         8.9%            N/A
1996:
Net sales..........................................    $31,552     $38,056      $44,506         $34,739
Operating income...................................      1,964       5,710        7,764           3,896
  Operating income margin..........................        6.2%       15.0%        17.4%           11.2%
Net income.........................................        356       2,683        3,901           1,562
  Net income margin................................        1.1%        7.0%         8.8%            4.5%

FORWARD LOOKING STATEMENTS

     Certain statements contained herein under (i) ability to support future working capital needs and (ii) seasonality of the Company's business, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

     b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CTB International Corp.

Dated: November 13, 1997                  By

                                            ------------------------------------
                                                     Don J. Steinhilber
                                              Vice President, Chief Financial
                                                     Officer, Treasurer