Form 10-K405
period 1997-12-31
CTB INTERNATIONAL CORP
filed 1998-03-31
CIK 1038005

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                            ------------------------

COMMISSION FILE NUMBER 000-22973

                            CTB INTERNATIONAL CORP.
             (Exact name of registrant as specified in the charter)

                  DELAWARE                                        35-1970751
       (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                         Identification No.)
STATE ROAD 15 NORTH, P.O. BOX 2000, MILFORD,                      46542-2000
                     IN                                           (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number, including area code: (219)-658-4191

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 25, 1998 was approximately $80,978,968.

     The number of shares outstanding of the registrant's common stock as of March 25, 1998 was 12,782,490.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV.

     Portions of the definitive Proxy Statement dated March 31, 1998 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 5, 1998 are incorporated by reference into Part III.

================================================================================

                            CTB INTERNATIONAL CORP.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                                 PAGE
                                                                                 ----
Part I
         Item 1.   Business....................................................    1
         Item 2.   Properties..................................................    7
         Item 3.   Legal Proceedings...........................................    7
         Item 4.   Submission of Matters to a Vote of Security Holders.........    7
Part II
         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................    9
         Item 6.   Selected Financial Data.....................................    9
         Item 7.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operation....................................    9
         Item 7a.  Quantitative and Qualitative Disclosures about Market
                   Risk........................................................    9
         Item 8.   Financial Statements and Supplementary Data.................   10
         Item 9.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosures...................................   10
Part III
         Item 10.  Directors and Executive Officers of the Registrant..........   10
         Item 11.  Executive Compensation......................................   10
         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management..................................................   10
         Item 13.  Certain Relationships and Related Transactions..............   10
Part IV
         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                   8-K.........................................................   11
         Signatures............................................................   15

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     CTB International Corp. (the "Company") is a designer, manufacturer and marketer of agricultural equipment comprised of automated feeding, watering and ventilation systems, feed bins, controls, integrated commercial egg laying and handling systems, and grain storage systems for the poultry, swine, egg production markets and grain storage and handling systems for the grain systems market. The Company markets its agricultural products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), and BUTLER(R) brand names.

     CTB International Corp.'s initial predecessor, Chore-Time Equipment Inc. ("Chore-Time Equipment"), was founded in 1952 by Howard S. Brembeck who also established Brock Manufacturing Inc. ("Brock") in 1957. In 1976, Chore-Time Equipment and Brock came under common ownership and in 1985 were merged into a single corporation (the "Predecessor Company").

     The Company and its wholly owned subsidiary, CTB Ventures, Inc., an Indiana corporation ("CTB Ventures"), were formed by affiliates of American Securities Capital Partners, L.P. ("ASCP"). Pursuant to the Stock Purchase Agreement among CTB Ventures, the Predecessor Company and the selling stockholders parties thereto, which included certain members of senior management (the "Predecessor Company Stockholders"), on January 4, 1996, CTB Ventures purchased all of the outstanding capital stock of the Predecessor Company (the "Acquisition"). Concurrent with the Acquisition, the Predecessor Company merged into CTB Ventures and CTB Ventures changed its name to CTB, Inc. ("CTB").

     On May 1, 1997, the Company acquired all of the capital stock of Fancom Holding B.V. ("Fancom Acquisition"). Fancom Holding B.V. is based in The Netherlands and is a manufacturer of climate control systems and software applications for the agricultural industry. These systems permit the simultaneous remote monitoring and operation of multiple poultry and swine locations and the complete control of all critical processes within facilities where poultry and swine are raised and eggs are produced, including climate, feeding, watering, weighing and storage. The Fancom Acquisition strengthens the Company's ability to offer integrated equipment solutions and to further access the European market where 90% of Fancom's sales are currently made through approximately 100 distributors and dealers.

     On May 29, 1997, the Company sold substantially all assets (other than accounts receivable) relating to its PVC deck, dock and fence business to a subsidiary of Royal Group Technologies Limited ("Vinyl Division Divestiture"). In conjunction with the sale, the Company entered into a joint venture with the acquiror to produce certain extruded PVC agricultural equipment component parts for the Company for a period of five years.

     On June 23, 1997, the Company acquired substantially all of the assets and certain specified ordinary course liabilities of the Grain Systems Division of Butler Manufacturing Company ("Kansas City Grain Systems Division Acquisition"). Based in Kansas City, Missouri, the Kansas City Grain Systems Division manufactures grain storage bins and markets grain storage, conditioning and handling systems for grain producers and processors throughout the world. The Kansas City Grain Systems Division Acquisition contributes to the Company's competitive position in grain storage markets by greatly increasing the scope of its current distribution network, enhancing the Company's grain storage bin manufacturing capability and adding an additional range of on-farm and commercial grain storage bins to its existing product. The acquisition expands the Company's grain bin distribution base by an additional 300 dealers, expanding dealership coverage in key grain producing states. The Company has the right to use the Butler logo for two years after the closing date of the Kansas City Grain Systems Division Acquisition and the trademark and tradename for three years after such closing date.

     On August 26, 1997, the Company completed the initial public offering of its common stock.

     On February 12, 1998, the Company announced it entered into a joint venture with Rota Industria de Maquinas Agricolas, Brazil, to produce commercial grain storage silos and feed bins in Brazil. The joint venture will also produce seed storage and grain and seed handling equipment. The joint venture is a 50/50 joint venture and will operate under the name Rota Brock Ltda. The agreement calls for the Company to contribute approximately $3.0 million to the joint venture during 1998.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in primarily one industry segment which includes the design, manufacture and sale of agricultural equipment.

(C) NARRATIVE DESCRIPTION OF BUSINESS

MARKET OVERVIEW

     The Company serves the agricultural market. Demand for the Company's products is driven by the overall worldwide level of poultry, swine, egg and grain production as well as the increasing focus both domestically and internationally on improving productivity in these markets. These markets are driven by a number of factors including consumption trends, which are affected by both the level of economic and population growth and the impact of governmental policies which can affect both the level of local production and import/export production levels. Because the U.S. is a net exporter of all of these products, both the Company's domestic and international sales benefit from positive worldwide trends in these markets. Additionally, other factors such as weather conditions, can have a major influence on local and worldwide demand for the Company's products.

     A primary driver currently impacting demand for the Company's products is the significant economic and population growth occurring in the Company's international markets, including Asia, Latin America and to a lesser extent, Eastern Europe and Russia. As a result of increasing disposable income in these international markets, consumers are devoting larger portions of their income to improved and higher protein-based diets. This has meant stronger demand for meat, specifically poultry and pork, as these meats provide a more cost-effective source of animal protein than beef.

     Demand for grain and the required infrastructure for grain storage, conditioning and handling, is driven by several factors, including additional grain to feed the increased international production of poultry, swine and other meats discussed above. The U.S. Federal Agricultural Improvement and Reform
(FAIR) Act of 1996 and continued crop yield enhancements are expected to lead to increased worldwide grain production. Additionally, increased demand for worldwide grain production is supporting increased values for grain products. Furthermore, the less functionally sophisticated and efficient grain storage facilities outside the U.S. and Western Europe, which experience higher levels of grain spoilage and loss, are increasingly likely to be replaced by more modern equipment. These dynamics will continue to support rising domestic and international demand for the Company's grain storage and handling systems.

COMPANY PRODUCTS

     The Company has historically been primarily a producer of feeding systems, commercial egg laying and handling systems and grain storage. More recently the Company increased its emphasis on its watering and ventilation system products by introducing more advanced poultry watering systems and poultry and swine ventilation systems. These product offerings are part of the Company's strategy to offer complete, integrated feeding, watering and ventilation systems for poultry and egg production and feeding and ventilation systems for swine production. The Company believes that its ability to offer integrated systems to poultry, egg and swine producers provides it with an advantage over its competitors enabling producers to purchase complete, integrated production systems from a single distributor who can offer high quality installation and service. The Company is also a manufacturer of grain storage bins and worldwide marketer of grain storage and handling systems for farm and commercial storage. The Company believes its systems offer the highest quality in grain storage exhibiting strength and durability, facilitating efficient handling and minimizing spoilage and loss.

     The Company manufactures and sells its agricultural equipment, which includes feeding, watering, ventilation, egg laying/handling, and controls under the CHORE-TIME(R) brand name and its complete line of grain storage bins made of galvanized steel under the BROCK(R) and BUTLER(R) brand names. In conjunction with the Kansas City Grain Systems Division Acquisition, the Company has the right to use the Butler logo through June of 1999 and the trademark and tradename through June of 2000. In conjunction with the Fancom Acquisition, the Company manufactures its own line of computer-based control systems under the FANCOM(R) brand name.

Feeding Systems

     The Company manufactures feeding systems for the buildings in which broilers, turkeys and breeders (chickens and turkeys raised to produce hatching eggs) are raised. Broilers and turkeys are raised in grow-out houses and breeders are raised in breeder houses. The Company also manufactures swine feeding systems for all stages of swine production, including feed storage bins, feed delivery systems, and volumetric feeders.

     In addition to the individual product features outlined below, the Company believes that its poultry and swine feeding systems are distinguished by non-corrosive plastic and galvanized steel parts, specially engineered for durability and reliable operation, the FLEX-AUGER(R) system which allows feed to be conveyed up, down and around corners and automated controls which coordinate feeding, watering, ventilation and lighting schedules. Additionally, the Company's feed storage bins, used for bulk feed storage, are distinguished by a number of patented features that are designed to maximize capacity, permit easy cleaning and ensure proper feed flow, including the "All-Out(TM) System" which is designed to manage the quality of stored feed, and features designs which prevent rain and condensation from entering feed storage bins and provide first-in, first-out material flow keeping feed fresh to prevent spoilage and blended to provide uniform quality rations to the poultry and swine as bins fill.

     Poultry. The Company believes that feed accounts for 60% - 70% of the total cost of raising poultry. The profitability of growers of broilers and turkeys is largely dependent on the efficiency with which they convert feed to meat ("feed-to-meat ratio"). The profitability of growers of breeders is largely dependent upon the total amount of feed required to maximize egg production. The Company's feeding systems for broilers and turkeys are designed to maximize the feed-to-meat ratio by making feed attractive and easily accessible to broilers and turkeys at all stages of growth while simultaneously limiting feed waste. The Company's feeding systems for breeders are designed to maximize egg production by delivering appropriate diets at scheduled times, by reducing competition for feed among breeders and by separately feeding hens and roosters thereby reducing stress and enhancing productivity of the hens and roosters. The Company also manufactures and markets a feeding system that is mounted on its egg layer cages.

     The Company's poultry feeding systems consist of feed storage bins located outside the grow-out or breeder houses, a feed delivery system which delivers the feed from the feed storage bin into the house and an internal feed distribution system which delivers the feed to the birds. The feed delivery and distribution systems include the Company's FLEX-AUGER(R) conveying products which convey the feed through an enclosed pipe from the feed storage bin to the house and then to feeding pans. These feeding pans are suspended throughout the grow-out and breeder houses with suspension apparatus and other components allowing direct feed delivery to each bird. The suspension apparatus for grow-out houses raises and lowers the pans according to the size of the birds. In addition, these patented feed pans automatically adjust from flood feeding for young chicks to regulated feed levels for older birds. Automatic timers are also available to allow for automated periodic feeding. Feed storage bins manufactured by the Company are sold as an integrated component of the Company's feeding systems.

     Swine. The profitability of swine producers depends largely on the feed-to-meat ratio and the number of pounds of lean meat of swine produced for meat, and for sows (swine produced for breeding purposes), the size and number of litters per sow per year. The Company's feeding systems for swine are designed to maximize the feed-to-meat ratio of swine by delivering appropriate diets at scheduled times to prevent swine from eating continuously, thus reducing feed waste and improving feed conversion and utilization. The Company's feeding systems for sows are designed to maximize the production of piglets by lowering animal stress and reducing the associated costs by limiting feed waste and minimizing labor costs.

     The Company's swine feed delivery systems are similar in concept to those designed for poultry, consisting of a feed storage bin outside of the swine building, a FLEX-AUGER(R) feed delivery system which conveys the feed to and through the building to feed dispensers suspended within the building which provide individualized feeding. Automatic timers are available to allow for automated periodic feeding.

Watering Systems

     The Company produces nipple watering systems for breeder, layer and broiler houses. The ability of each bird to obtain water easily and immediately is an essential factor in facilitating weight gain. The Company's watering system consists of a water pipe system which distributes water throughout the house to drinking units supported by winches, cables and other components. The water is delivered to the system through a regulator designed to provide differential water pressure according to demand. For grow-out houses, the watering system delivers water through a patented button nipple drinker that produces a large bead of water allowing young birds to find the water quickly and easily, facilitating weight gain.

     The Company believes that its watering systems are further distinguished by water pressure and height adjustments which allow the delivery of appropriate flow rates to birds of all ages, corrosion resistant parts, easy installation, maintenance and self-cleaning features.

     In addition, the Company's watering systems, together with the Company's poultry feeding and ventilation systems, allow the Company to offer poultry growers a complete integrated production system controlled by its automated controls.

Ventilation Systems

     The Company manufactures and supplies ventilation systems for breeder, layer and broiler grow-out houses and swine buildings. The systems consist of fans, shutters, evaporative cooling systems, winches, inlets and other accessories to regulate temperature and air flow. The acquisition of Fancom complements the Company's product line of ventilation systems with state of the art climate control and software applications which permit the remote control and monitoring of the climates of multiple poultry and swine locations. Proper ventilation systems are crucial for maximizing feed-to-meat ratios by reducing stress caused by extreme temperature fluctuation, allowing for higher density production and providing for optimum bird and swine health through disease prevention.

     The Company believes that its ventilation systems are distinguished by ease of assembly in the field, energy-efficient airflow management, a unique design ideal for international sales which ships compactly and inexpensively and assembles with little hardware and few tools, a reliable system of environmental controls and non-corrosive line of fans designed for layer and swine buildings. In addition, the Company's ventilation systems may be marketed with the Company's feeding and watering systems to poultry growers and with the Company's feeding systems to swine growers to offer integrated production systems which can be controlled by the Company's automated controls.

Egg Laying/Handling Systems

     The Company is a leading U.S. manufacturer of egg laying and handling systems. Its integrated system approach includes layered galvanized wire mesh cages, feed storage bins, a feed delivery system, cage mounted feeders, an egg collection system, ventilation, waste removal and watering equipment. The feeding, watering and ventilation components of each system are similar to those described above.

     The profitability of poultry egg producers is determined by the number and size of eggs produced by each bird, the cleanliness of the eggs and the length of each bird's laying cycle. Egg production is optimized by factors similar to those maximizing feed-to-meat ratios for broilers and therefore product features such as periodic individualized feeding, easy access to water and adequate ventilation distinguish the Company's egg laying systems. In addition, profitability depends upon the gentle handling of eggs to minimize breakage. The Company's egg handling system is distinguished by a patented egg collection system, designed to handle eggs more gently, resulting in fewer cracked or broken eggs. In addition, because the Company manufactures all the necessary production systems for an egg house, it can offer fully integrated egg laying and handling systems monitored and operated locally or remotely by the Company's automated controls.

Automated Controls

     In conjunction with sales of automated poultry, swine and egg laying and handling systems, the Company sells a full range of systems controls ranging from timers and thermostats to complex whole-house PC based control systems. Controls are available within the breeder, grow-out and egg laying houses and the swine buildings to operate automatically the feeding, watering, ventilation and lighting operations, either individually or as fully integrated systems.

     In the U.S., the egg industry has led the advancement in automation by utilizing PC based control systems to coordinate the feeding, watering, ventilation and lighting schedules in the house(s) on an integrated basis. The coordination of these functions has resulted in increased operating efficiencies. The Company anticipates similar advancements in the broiler, turkey and swine industries from existing standards of independent controls to integrated systems similar to the egg industry.

     With the acquisition of Fancom, the Company now manufactures its own line of control products which includes a broad range of sophisticated, whole-house personal computer-based control systems and increases the Company's flexibility in offering fully integrated systems. Fancom offers the only computerized agricultural control systems whose products are ISO 9001 certified, with systems ranging from individual climate, liquid and dry feeding, and weighing controls to PC based systems allowing for simultaneous remote monitoring and control of multiple poultry and swine locations.

Grain Storage Bins

     The Company manufactures over 300 models of grain storage bins for on-farm and commercial grain storage in diameters ranging from 15 to 105 feet with capacities to over 680,000 bushels. The Company also manufactures and markets a line of industrial bulk storage bins and conveying equipment. In addition to the products marketed under the BROCK(R) and BUTLER(R) brand names, the Company produces grain storage bins on a private label basis.

     The Company's grain storage bins are distinguished by an aeration floor which helps preserve grain condition, patented corrosion resistant bolts and certain additional patented features which prevent clumps of grain from blocking bin unloading wells. The Company believes its grain storage bins are further distinguished by superior roof strength, ease of installation, special engineering for durability and reliable operation and superior cosmetic appearance.

     With the acquisition of the Kansas City Grain Systems Division, the Company has enhanced its grain storage bin manufacturing capability and has added an additional range of on-farm and commercial grain storage bins to its existing product line. The Kansas City Grain Systems Division acquisition has expanded the Company's grain bin distribution base, expanding dealership coverage in key grain producing states.

PRODUCT DISTRIBUTION

     The Company sells its agricultural products primarily through a network of U.S. and international independent distributors and dealers who offer targeted geographic coverage in key poultry, swine, egg and grain producing markets throughout the world. The Company's distributors and dealers sell products to poultry, egg, swine and grain producers, agricultural companies and other end users. These independent distributors and dealers install and service the Company's products, many of whom also offer additional technical support and service to the end user. Some of the Company's distributors sell products directly to end users and others sell products through their own dealer networks. The Company provides training to its distributors and dealers at its technical training center, qualifying distributors and dealers to install and service the Company's products and systems. The Company believes that its distribution network is the strongest in the industry, providing its customers with high levels of service. The Company maintains long-standing relationships with its distribution network.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company manufactures its products primarily with galvanized steel, steel wire and polymer materials, including PVC pipe, polypropylene and polyethylene. In addition, it purchases certain components including electric motors for incorporation in certain of its products. It also purchases grain handling systems which it sells together with grain storage bins outside of the U.S. The PVC pipe is purchased from a company formed in conjunction with the Vinyl Division Divestiture in which CTB has a 50% ownership interest. The Company is not dependent on any one of its suppliers and has not experienced difficulty in obtaining any parts or materials. The Company purchases galvanized steel from a variety of integrated mills and galvanizing processors. In addition, the components or substitute components, materials and parts purchased by the Company are readily available from alternative suppliers.

PATENTS AND TRADEMARKS

     The Company has numerous patents covering innovations in poultry and livestock feeding and other agricultural equipment. The Company aggressively seeks patent protection for its technological developments. The Company also has numerous trademarks and has submitted applications for additional trademarks. While the Company believes its patents and trademarks have significant value, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or group of related patents. No significant patents will expire prior to December 31, 2001.

SEASONALITY

     Sales of agricultural equipment are seasonal, with poultry, swine and egg producers purchasing equipment during prime construction periods in the spring, summer and fall and farmers traditionally purchasing grain storage bins in the summer and fall in conjunction with the major harvesting season. The Company's net sales and net income have historically been lower during the first and fourth quarters as compared to the second and third quarters.

BACKLOG

     Backlog is not a significant factor in the Company's business taken as a whole, because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at March 25, 1998 and 1997, was $33.8 million and $27.9 million, respectively. In addition, at March 25, 1998, there was approximately $31.9 million in backlog remaining on the 64-house poultry breeder project and the 360-house poultry broiler project.

COMPETITION

     The market for the Company's products is competitive. Domestically and internationally, the Company competes with a variety of manufacturers and suppliers, many of which offer only a limited number of the products offered by the Company and two of which offer products across most of the Company's product lines.

     Competition is based on the price, value, reputation, quality and design of the products offered and the customer service provided by distributors, dealers and manufacturers of the products. The Company believes that its leading brand names, strong distribution network, diversified product line, product support and high quality products enable it to compete effectively. The Company further believes that its ability to offer integrated systems to poultry, egg and swine producers, which significantly lower total production costs and help producers achieve further productivity gains, provide it with a competitive advantage. The Company also believes that integrated equipment systems offer significant benefits to distributors, including lower administrative and shipping costs and the ease of dealing with a single supplier for all of their customer needs. In addition, the Company's distributors and dealers provide producers with high quality service, installation and repair.

RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company has product development and design engineering located in Milford, Indiana. With the Fancom Acquisition, the Company enhanced its research and development activities by adding a staff of research and development specialists who, together with the product development specialists, are dedicated to product innovation and development in automated controls in Fancom's core markets. Expenditures by the Company for product research and development amounted to approximately $4.4 million, $3.6 million and $3.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

EMPLOYEES

     As of March 25, 1998, the Company had approximately 1,200 employees. The Kansas City Grain Systems Division's 109 hourly employees are currently subject to a collective bargaining agreement which expires January 31, 2000. Management believes that its relationships with the Company's employees are good.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The response to this Item is incorporated by reference to the information under the caption "Foreign Operations and Export Sales" on page 35 of the Company's Consolidated Financial Statements contained in the 1997 Annual Report which is incorporated herein by reference.

ITEM 2. PROPERTIES

     The following table sets forth information regarding the principal properties of the Company:

           LOCATION                      FACILITY DESCRIPTION          SQUARE FEET    LEASED/OWNED
           --------                      --------------------          -----------    ------------
Milford, Indiana...............    Plant, corporate headquarters         611,000        Owned
                                   and miscellaneous areas
Kansas City, Missouri..........    Plant and office                      396,000        Owned
Decatur, Alabama...............    Plant and office                      120,000        Owned
Panningen, The Netherlands.....    Plant and office                       43,600        Owned
Wierden, The Netherlands.......    Plant and office                       25,800       Leased
Deurne, The Netherlands........    Warehouse and office                    8,300       Leased
Londrina, Brazil...............    Warehouse and office                    5,000       Leased
Vitre, France..................    Warehouse and office                   15,000        Owned
Vitre, France..................    Warehouse and office                    3,900        Owned
Vitre, France..................    Warehouse                               2,900       Leased

     Management believes that its facilities and equipment are generally well maintained and are in good operating condition and that its capacity for the manufacture of its products is adequate to satisfy anticipated demands for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. While the Company is unable to predict with certainty the outcome of current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of these proceedings will have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

     J. Christopher Chocola -- President of the Company since February 1996 and Chief Executive Officer of the Company since April 1997. Mr. Chocola has served as Chief Executive Officer of CTB (prior to January 1996, the Predecessor Company) since March 1994. From July 1993 to February 1994, Mr. Chocola served as Executive Vice President of the Predecessor Company. From November 1993 to July 1996, Mr. Chocola served as the General Manager of the Chore-Time division. From October 1991 to November 1993, Mr. Chocola served as the General Manager of the Brock division. Mr. Chocola joined the Predecessor Company 1988. Mr. Chocola was elected to the Board of Directors of the Predecessor Company in February 1991 and of the Company in February 1996.

     Brian D. Dawes -- Vice President and General Manager-Floor Systems of CTB since May 1997. Mr. Dawes was Vice President of the Vinyl Products Division of CTB (prior to January 1996, the Predecessor Company) from July 1994 until May 1997. Mr. Dawes served as Manager of National Contract Sales at Zimmer, Inc., an orthopedics product division of Bristol-Myers Squibb, from 1992 until July 1994. Mr. Dawes rejoined the Predecessor Company in 1994, having served in management positions at the Predecessor Company from 1981 until 1986.

     Michael J. Kissane -- General Counsel and Secretary of the Company since April 1997 and Vice President of the Company since December 1995. Mr. Kissane has been a Vice President of CTB (prior to January 1996, the Predecessor Company) since July 1993, the Secretary of CTB (prior to January 1996, the Predecessor Company) since March 1994 and has served as General Counsel of CTB (prior to January 1996, the Predecessor Company) since joining the Company in January 1992. Prior to joining the Company, Mr. Kissane was a member of the law firm of Strauss & Kissane in San Diego, California.

     Mark A. Lantz -- Vice President and General Manager -- Cage Systems of CTB since May 1997. Mr. Lantz served as Vice President -- Operations of CTB from February 1996 until May 1997. Mr. Lantz served as Operations Manager of CTB (prior to January 1996, the Predecessor Company) from November 1993 until February 1996, as Vice President-Manufacturing of the Predecessor Company from July 1993 until November 1993 and as Plant Manager of the Predecessor Company from October 1991 until July 1993. Mr. Lantz joined the Predecessor Company in 1989.

     George W. Murdoch -- Executive Vice President, Chore-Time International since January 1998. Mr. Murdoch served as Vice President of International Marketing from September 1996 to January 1998, as European Sales Manager from August 1994 to September 1996, as Sales Manager-Latin America from January 1994 to August 1994, and Regional Sales Manager from January 1991 to January 1994.

     Gregory J. Scharnott -- Vice President, Manufacturing since joining the Company in September 1997. Prior to joining the Company, Mr. Scharnott was Vice President of Corporate Operations for Universal Instruments, a manufacturer of printed circuit board assembly equipment, from 1994 to 1997 and Manager of Sourcing Materials and Programs for General Electric Medical Systems, a manufacturer of diagnostic equipment from 1974 until 1994.

     Don J. Steinhilber -- Vice President, Chief Financial Officer and Treasurer of the Company since April 1997. Mr. Steinhilber served as Vice President and Assistant Treasurer of the Company from December 1995 until April 1997. Since December 1996, Mr. Steinhilber has served as Vice President, Chief Financial Officer and Treasurer of CTB. From July 1993 to December 1996, Mr. Steinhilber served as Vice President and Treasurer of CTB (prior to January 1996, the Predecessor Company). From July 1991 to July 1993, Mr. Steinhilber served as International Controller of the Predecessor Company. Mr. Steinhilber joined the Company in July 1991.

     Roger W. Townsend -- Executive Vice President of CTB since April 1996 and General Manager-Grain Systems of CTB since May 1997. Mr. Townsend was Chief Operating Officer of CTB (prior to January 1996, the Predecessor Company) from March 1994 until May 1997. From November 1993 to July 1996, Mr. Townsend served as General Manager of the Brock division. From July 1993 to November 1993, Mr. Townsend served as Vice President of Engineering of the Predecessor Company. From October 1991 to July 1993, Mr. Townsend served as Assistant General Manager of the Brock division. Mr. Townsend joined the Company in 1977.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     CTB International Corp. common stock began trading on the NASDAQ Stock Market(SM) under the symbol "CTBC" on August 21, 1997. As of March 25, 1998 there were approximately 126 stockholders of record.

     The following table sets forth the high and low sales prices for the third and fourth quarters of 1997:

                                                                HIGH               LOW
                                                                ----               ---
Third Quarter 1997........................................  $17 3/4           $13 63/64
Fourth Quarter 1997.......................................  $19 1/4           $14 1/4

Note: Data compiled from the NASDAQ Stock Market monthly Summary of Activity report.

     The Company does not anticipate paying any dividends on the common stock in the foreseeable future, and intends to retain all earnings, if any, for general corporate purposes. The declaration and payment of dividends, if any, by the Company will be dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, subject to the discretion of the Board of Directors. The Company's credit agreement contains certain restrictions on CTB's ability to pay dividends or make other distributions to the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The response to this Item is included under the caption "Summary Financial Information" on page 15 of the Company's Consolidated Financial Statements contained in the 1997 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The response to this Item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16-20 of the Company's Consolidated Financial Statements contained in the 1997 Annual Report which is incorporated herein by reference.

     CONCERNING FORWARD LOOKING STATEMENTS -- This Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections, contain forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future," "anticipate(s)," "expect," "believe(s)," "plan," "outlook," "should," or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward looking statements: availability of and price of raw material, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included under the captions "Summary Financial Information," "Independent Auditors' Report," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," on pages 15 and 21-36 of the Company's Consolidated Financial Statements contained in the 1997 Annual Report which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item is included under the caption "Election of Directors" on CTB International Corp.'s Proxy Statement for the 1998 Annual Meeting of Stockholders which is incorporated herein by reference and to the information contained as a separate item in PART I hereof under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

     The response to this Item is included under the caption "Executive Compensation," and "Report of the Compensation Committee on Executive Compensation" on CTB International Corp.'s Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is included under the caption "Principal Stockholders" on CTB International Corp.'s Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK PURCHASE AGREEMENT

     Pursuant to the Stock Purchase Agreement, the Company has agreed to make certain contingent payments (the "Earn-Out Amount") to the Predecessor Company stockholders based on a calculation of cumulative Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") calculated in accordance with the Stock Purchase Agreement for the three-year period ended December 31, 1998.

     The Company could be liable to pay the Predecessor Company stockholders up to a maximum amount equal to $13.5 million, which would be recorded as an adjustment to the purchase price for the CTB Acquisition. Fifty percent of the maximum Earn-out Amount is to be paid at the attainment of 85% of the cumulative EBITDA target of $103.4 million (which was amended from $89.5 million to give effect to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture), with payment increasing on a linear scale up to the target amount. No payment is required unless 85% of the cumulative EBITDA target is attained.

     If an Earn-Out Amount is payable, the Company is obligated to pay the Earn-Out Amount in four semi-annual installments beginning on August 31, 1998. The first installment is equal to 25% of the estimated Earn-Out Amount, the second installment is equal to 50% of the actual Earn-Out Amount minus the amount of the first installment and the third and fourth installments are each equal to 25% of the actual Earn-Out Amount.

     As of December 31, 1997 the cumulative EBITDA for purposes of calculating the Earn-Out Amount is $58.1 million. The cumulative EBITDA for the two years ended December 31, 1997 is not representative of possible 1998 performance due to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture occurring in 1997.

     At December 31, 1997, the Company recorded a $6,750,000 liability in anticipation of attaining, at a minimum, 85% of the cumulative EBITDA target.

     Under the terms of an agreement with ASCP, the Company is required to pay annual management fees of $300,000 plus expenses to ASCP. Additionally, other fees paid by the Company to ASCP include $750,000 in connection with the Acquisition on January 4, 1996; $503,000 in connection with the acquisitions of Fancom and the Kansas City Grain Systems Division; and $350,000 in connection with the Offering.

     In conjunction with the Offering, certain stockholders (including American Securities Partners, L.P., ASP/CTB, L.P., J. Christopher Chocola and Caryl Chocola) redeemed 15,000 shares of Preferred Stock and exchanged 9,069 shares of Preferred Stock for 647,786 shares of Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.   Consolidated Financial Statements
         The following financial statements as set forth under PART
         II, Item 8 of this report are contained in the Company's
         1997 Annual Report and are herein incorporated by reference.
         Consolidated Statements of Income
         Consolidated Balance Sheets
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Independent Auditors' Report -- Deloitte & Touche LLP

                                                                         1997 FORM 10-K
                                                                              PAGE
                                                                         --------------
         Report of Independent Accountants -- Price Waterhouse LLP...          12
         Independent Auditors' Report -- Deloitte & Touche LLP.......          12
         Report of Independent Accountants -- Price Waterhouse LLP...          13
    2.   Financial Statement Schedules
         Schedule I -- Parent Company Financial Statements...........          13
         Schedule II -- Valuation and Qualifying Accounts............          14
         All other schedules are omitted because they are not
         applicable, or not required, or because the required
         information is included in the Consolidated Financial
         Statements of CTB International Corp. and the Notes thereto.
    3.   Exhibits
         The exhibits filed with this report are listed on the
         "Exhibit Index"
(B)      Reports on Form 8-K
         None filed in the fourth quarter 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of CTB, Inc.

     In our opinion, the consolidated statements of income, stockholders' equity and of cash flows for the year ended December 31, 1995 (appearing in the CTB International Corp. 1997 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of CTB, Inc. and its subsidiaries (the "Predecessor Company") for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of CTB International Corp. or the Predecessor Company for any period subsequent to December 31, 1995.

PRICE WATERHOUSE LLP
Indianapolis, Indiana
February 16, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of CTB International Corp.:

     We have audited the financial statements of CTB International Corp. as of December 31, 1997 and 1996, and for the years then ended, and have issued our report thereon dated February 20, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of CTB International Corp., as of December 31, 1997 and 1996, and for the years then ended, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic 1997 and 1996 financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois
February 20, 1998

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of CTB, Inc.

     Our audit of the consolidated statements of income, stockholders' equity and of cash flows for the year ended December 31, 1995 referred to in our report dated February 16, 1996 appearing in this Form 10-K Annual Report also included an audit of Financial Statement Schedule II, as to information set forth therein for the year ended December 31, 1995, listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1995 when read in conjunction with the related consolidated statements of income, stockholders' equity and of cash flows.

PRICE WATERHOUSE LLP
Indianapolis, Indiana
February 16, 1996

SCHEDULE I

                      PARENT COMPANY FINANCIAL STATEMENTS

     As discussed in Note 9 to the Consolidated Financial Statements of the Company in the 1997 Annual Report to Shareholders, under the terms of the New Credit Agreement, CTB, Inc., the Company's wholly owned subsidiary, is limited in the dividends it may distribute to the Company, subject to meeting certain financial goals and requirements. Accordingly, the following parent company only financial statements are presented since the distribution of the net assets of CTB, Inc. is restricted.

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               1997      1996
                                                               ----      ----
ASSETS
  Equity investment in subsidiaries.........................  $73,546   $13,741
                                                              -------   -------
     Total Assets...........................................  $73,546   $13,741
                                                              =======   =======
LIABILITIES AND STOCKHOLDER'S EQUITY
  Stockholder's Equity......................................  $73,546   $13,741
                                                              -------   -------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.............  $73,546   $13,741
                                                              =======   =======

                         CONDENSED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               1997      1996
                                                               ----      ----
Equity in undistributed net income of subsidiaries..........  $13,899   $8,502
                                                              -------   ------
  NET INCOME................................................  $13,899   $8,502
                                                              =======   ======

                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               1997      1996
                                                               ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $13,899   $ 8,502
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed net income of subsidiaries.....  (13,899)   (8,502)
                                                              -------   -------
  Net cash provided by operating activities.................       --        --
                                                              -------   -------
Net increase in cash........................................       --        --
Cash at beginning of period.................................       --        --
CASH AT END OF PERIOD.......................................  $    --   $    --
                                                              =======   =======
Note 1 -- The Company uses the equity method of accounting
  for its investment in subsidiaries.
Note 2 -- See the Notes to the Company's 1997 and 1996
  Consolidated Financial Statements for a complete
  description of the Company's accounting policies.

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                            BEGINNING     COSTS &       OTHER                     END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
               -----------                  ----------   ----------   ----------   ----------   ----------
Company:
1997
  Allowance for doubtful accounts
     receivable...........................     $449         $362           --         $154(1)      $657
  Inventory obsolescence reserve..........      214          372           --           32          554
1996
  Allowance for doubtful accounts
     receivable...........................     $435         $325           --         $311(1)      $449
  Inventory obsolescence reserve..........      190           24           --            0          214
Predecessor Company:
1995
  Allowance for doubtful accounts
     receivable...........................     $486         $ 41           --         $ 92(1)      $435
  Inventory obsolescence reserve..........      150           40           --           --          190

-------------------------
(1) Uncollectible accounts receivable written off

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to the sign on its behalf by the undersigned, thereunto duly authorized.

                                          CTB International Corp.

                                          By:
                                            ------------------------------------
                                                   J. Christopher Chocola
                                                  Chief Executive Officer

March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CTB International Corp. and in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----

         /s/ J. CHRISTOPHER CHOCOLA              Director and Principal Executive         March 31, 1998
---------------------------------------------    Officer
           J. Christopher Chocola

           /s/ DON J. STEINHILBER                Principal Finance Officer and            March 31, 1998
---------------------------------------------    Principal Accounting Officer
             Don J. Steinhilber

            /s/ CARYL M. CHOCOLA                 Director                                 March 31, 1998
---------------------------------------------
              Caryl M. Chocola

            /s/ MICHAEL G. FISCH                 Director                                 March 31, 1998
---------------------------------------------
              Michael G. Fisch

             /s/ LARRY D. GREENE                 Director                                 March 31, 1998
---------------------------------------------
               Larry D. Greene

            /s/ FRANK S. HERMANCE                Director                                 March 31, 1998
---------------------------------------------
              Frank S. Hermance

             /s/ DAVID L. HORING                 Director                                 March 31, 1998
---------------------------------------------
               David L. Horing

            /s/ CHARLES D. KLEIN                 Director                                 March 31, 1998
---------------------------------------------
              Charles D. Klein

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER
      -------

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

      EXHIBIT
      NUMBER
      -------
      10.13      Agreement for Partial Release of Escrowed Funds, dated as of
                 March 1, 1997, by and among CTB, Inc. and each of the
                 shareholders party thereto filed as Exhibit 10.13 to the
                 Company Registration Statement and incorporated herein by
                 reference.
      10.14      Transaction Consulting Agreement, dated as of April 30,
                 1997, by and among the Company and American Securities
                 Capital Partners, L.P., filed as Exhibit 10.14 to the
                 Company Registration Statement and incorporated herein by
                 reference.
      10.15      Transaction Consulting Agreement, dated as of April 30,
                 1997, by and among CTB, Inc., and American Securities
                 Capital Partners, L.P., filed as Exhibit 10.15 to the
                 Company Registration Statement and incorporated herein by
                 reference.
      11         Computation of Earnings Per Share incorporated herein by
                 reference from the Company's Annual Report.
      13         1997 Annual Report to Shareholders of CTB International
                 Corp.
      21         Subsidiaries of CTB International Corp. filed as Exhibit 21 to the Company Registration Statement and incorporated
                 herein by reference.
      27         Financial Data Schedule incorporated by reference.