Form 10-Q
period 1998-03-31
CTB INTERNATIONAL CORP
filed 1998-05-15
CIK 1038005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

         [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

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

           State Road 15 North, P.O. Box 2000, Milford, IN 46542-2000
               (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code: (219)-658-4191

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At March 31, 1998, approximately 12,782,490 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page
Part I
         Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at December 31, 1997 and
                  March 31, 1998                                                                 1

                  Condensed Consolidated Income Statements for the Three Months
                  Ended March 31, 1997 and 1998                                                  2

                  Pro Forma Condensed Consolidated Income Statements for the Three
                  Months Ended March 31, 1997 and 1998                                           3

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1997 and 1998                                           4

                  Notes to Condensed Consolidated Financial Statements                           5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          9

Part II

         Other Information

         Item 1.                                                                                 II-1

         Item 4.                                                                                 II-1

         Item 5.                                                                                 II-1

         Item 6.                                                                                 II-1

Signature                                                                                        II-2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CTB International Corp. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                               December 31,      March 31,
                                                                                     1997             1998
                                                                                ---------        ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   1,161        $   1,119
   Accounts receivable - Net                                                       23,875           24,819
   Construction costs and estimated earnings in excess of billings                   --              1,436
   Inventories                                                                     25,352           26,688
   Deferred income taxes                                                            1,912            1,912
   Prepaid expenses and other current assets                                        3,222            1,301
                                                                                ---------        ---------
      Total current assets                                                         55,522           57,275

PROPERTY, PLANT AND EQUIPMENT - Net                                                46,407           46,231
INTANGIBLES - Net                                                                  65,328           64,487
OTHER ASSETS                                                                          384              417
                                                                                ---------        ---------
   TOTAL ASSETS                                                                 $ 167,641        $ 168,410
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                             $  10,598        $   9,871
   Current portion of long-term debt                                                1,245            1,195
   Current portion of accrued Earn-Out                                              1,688            3,375
   Accrued liabilities                                                             11,810           13,562
   Deferred revenue                                                                 3,863            3,825
                                                                                ---------        ---------
      Total current liabilities                                                    29,204           31,828

LONG-TERM DEBT                                                                     47,919           48,617
DEFERRED INCOME TAXES                                                               9,369            9,365
ACCRUED POSTRETIREMENT BENEFIT COST                                                 2,435            2,543
ACCRUED EARN-OUT                                                                    5,062            3,375
COMMITMENTS AND CONTINGENCIES (See Note 8)
MINORITY INTEREST                                                                     106              113
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized; 12,924,990
      shares issued                                                                   129              129
   Preferred stock - 6% cumulative, $.01 par value; 4,000,000
      shares authorized; 0 shares issued and outstanding                             --               --
   Treasury stock, at cost; 1997-0 shares, 1998-142,500 shares                       --             (1,877)
   Additional paid-in capital                                                      78,440           78,440
   Reduction for carryover of predecessor cost basis                              (26,871)         (26,871)
   Retained earnings                                                               22,401           23,788
   Accumulated other comprehensive income: (See Note 10)
      Cumulative translation adjustment                                              (553)          (1,040)
                                                                                ---------        ---------
         Total stockholders' equity                                                73,546           72,569
                                                                                ---------        ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 167,641        $ 168,410
                                                                                =========        =========

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries

                    Condensed Consolidated Income Statements
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                       1997            1998
NET SALES                                                          $ 31,520        $ 46,778
COST OF SALES                                                        23,916          35,733
                                                                   --------        --------
     Gross profit                                                     7,604          11,045

OTHER OPERATING EXPENSE:
     Selling, general, and                                            4,549           7,506
         administrative expenses
     Amortization of goodwill                                           240             444
                                                                   --------        --------
OPERATING INCOME                                                      2,815           3,095

OTHER INCOME (EXPENSE) - Net                                         (1,292)           (845)
                                                                   --------        --------
INCOME BEFORE INCOME TAXES                                            1,523           2,250

INCOME TAXES                                                            605             863
                                                                   --------        --------
NET INCOME                                                         $    918        $  1,387
                                                                   ========        ========

EARNINGS PER SHARE:
     Basic:    Earnings per common share                           $   0.13        $   0.11
                                                                   ========        ========
               Weighted average common shares outstanding  (1)        7,256          12,837
                                                                   ========        ========
     Diluted:  Earnings per common share                           $   0.12        $   0.11
                                                                   ========        ========
               Weighted average common shares outstanding  (1)        7,636          13,208
                                                                   ========        ========


(1) Average number of common shares outstanding varies between periods presented principally due to five million shares issued in the Company's initial public offering, the exchange of all outstanding preferred stock for 648 thousand shares of common stock on August 21, 1997 and 143 thousand shares repurchased by the Company during the first quarter of 1998.


See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries

             Pro Forma Condensed Consolidated Income Statements (1)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               For the Three Months Ended
                                                                         March 31,
                                                               --------------------------
                                                                    1997            1998
NET SALES                                                       $ 45,069        $ 46,778
COST OF SALES                                                     32,942          35,733
                                                                --------        --------
     Gross profit                                                 12,127          11,045

OTHER OPERATING EXPENSE:
     Selling, general, and                                         7,387           7,506
         administrative expenses
     Amortization of goodwill                                        449             444
                                                                --------        --------
  Operating income                                                 4,291           3,095

OTHER INCOME (EXPENSE) - Net                                        (855)           (845)
                                                                --------        --------
INCOME BEFORE INCOME TAXES                                         3,436           2,250

INCOME TAXES                                                       1,359             863
                                                                --------        --------
NET INCOME                                                      $  2,077        $  1,387
                                                                ========        ========

EARNINGS PER SHARE:
     Basic:    Earnings per common share                        $   0.16        $   0.11
                                                                ========        ========
               Weighted average common shares outstanding         12,925          12,837
                                                                ========        ========
     Diluted:  Earnings per common share  (2)                   $   0.16        $   0.11
                                                                ========        ========
               Weighted average common shares outstanding  (2)    13,339          13,208
                                                                ========        ========


(1) The pro forma income statements give effect to the following transactions as if they had been completed on January 1, 1997: (i) the Kansas City Grain Systems Division Acquisition, (ii) the Fancom Acquisition, (iii) the repayment of all amounts outstanding under the Old Credit Agreement with the proceeds of borrowings under the New Credit Agreement and a portion of the net proceeds of the Offering,
         (iv) the Stock Split, (v) the Preferred Stock Exchange, (vi) the Preferred Stock Redemption and (vii) the Offering. The pro forma data do not purport to be indicative of the Company's actual results of operations that would have been reported had such events actually occurred on the dates specified.

(2) Pro forma diluted earnings per share is calculated by dividing net income by the pro forma weighted average common and common equivalent shares outstanding, after giving effect to the following transactions as if they had been completed on January 1, 1997: (i) the Stock Split,
         (ii) the Preferred Stock Exchange, (iii) the Preferred Stock Redemption and (iv) the Offering.


See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                     1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $   918        $ 1,387
     Adjustments to reconcile net income to net cash flows
         from operating activities:
         Depreciation                                                               1,135          1,506
         Amortization                                                                 312            585
         Gain on sale of assets                                                       (24)          (241)
         Changes in operating assets and liabilities:
            Accounts receivable                                                    (2,610)          (944)
            Construction costs and estimated earnings in excess of billings          --           (1,436)
            Inventories                                                              (833)        (1,336)
            Prepaid expenses and other assets                                         313          1,628
            Accounts payable, accruals and other liabilities                        2,357          1,102
                                                                                  -------        -------
               Net cash flows from operating activities                             1,568          2,251
                                                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                                    (897)        (1,455)
     Proceeds from sale of assets                                                      37            504
                                                                                  -------        -------
               Net cash flows from investing activities                              (860)          (951)
                                                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                      --           (1,877)
     Proceeds from long-term debt                                                   5,425          8,398
     Payments on long-term debt                                                    (6,200)        (7,700)
                                                                                  -------        -------
               Net cash flows from financing activities                              (775)        (1,179)
                                                                                  -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             (67)           121

NET EFFECT OF TRANSLATION ADJUSTMENT                                                 --             (163)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        258          1,161
                                                                                  -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   191        $ 1,119
                                                                                  =======        =======


See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1997 which includes the Company's annual audited financial statements.

NOTE 2. INVENTORIES

   Inventories consist of the following (in thousands):

                                          December 31,   March 31,
                                              1997          1998
                                              ----          ----
            Raw material                   $ 7,878       $ 7,349
            Work in process                  3,872         3,487
            Finished goods                  13,602        15,852
                                           -------       -------
                                            25,352        26,688
            LIFO valuation allowance          --            --
                                           -------       -------
               Total                       $25,352       $26,688
                                           =======       =======

NOTE 3.  CONTRACTS IN PROCESS

   Construction contracts in process consist of the following (in thousands):

                                                           December 31,   March 31,
                                                               1997         1998
             Costs incurred on uncompleted contracts         $3,486       $6,244
             Estimated earnings                                 148          150
                                                             ------       ------
                                                              3,634        6,394
             Less:  Billings to date                          3,634        4,958
                                                             ------       ------
             Costs and estimated earnings in excess
                  of billings on uncompleted contracts       $ --         $1,436
                                                             ======       ======

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (in thousands):

                                                December 31,      March 31,
                                                     1997            1998
                                                     ----            ----
             Land and improvements               $  2,576        $  2,576
             Buildings and improvements            18,853          18,484
             Machinery and equipment               31,322          34,242
             Construction in progress               2,405           1,101
                                                 --------        --------
                                                   55,156          56,403
             Less accumulated depreciation         (8,749)        (10,172)
                                                 --------        --------
                Total                            $ 46,407        $ 46,231
                                                 ========        ========

NOTE 5.  INTANGIBLES

   Intangibles consist of the following (in thousands):

                                             December 31,      March 31,
                                                  1997            1998
                                                  ----            ----
           Goodwill                           $ 66,099        $ 65,844
           Accumulated amortization             (2,251)         (2,786)
                                              --------        --------
           Goodwill - Net                       63,848          63,058
                                              --------        --------
           Deferred finance costs                2,105           2,105
           Accumulated amortization               (625)           (676)
                                              --------        --------
           Deferred finance costs - Net          1,480           1,429
                                              --------        --------
              Total                           $ 65,328        $ 64,487
                                              ========        ========

NOTE 6.  GAIN ON SALE OF VINYL DIVISION

   On May 29, 1997 the Company sold substantially all assets (other than accounts receivable) relating to its PVC deck, dock and fence business for approximately $8.2 million to a subsidiary of Royal Group Technologies Limited. The sale resulted in an approximate $3.6 million pre-tax gain with a related tax expense of approximately $2.5 million. In conjunction with the sale, the Company entered into a joint venture with the acquirer to produce certain extruded PVC agricultural equipment component parts for the Company for a period of five years.

NOTE 7.  BUSINESS COMBINATIONS

   On May 1, 1997, the Company acquired all the capital stock of Fancom Holding B.V. ("Fancom Acquisition"). Based in The Netherlands, Fancom is a manufacturer and marketer of climate control systems and software applications for the agricultural equipment industry. The purchase price of $12.6 million, net of cash acquired and including expenses, was financed through borrowings.

   On June 23, 1997, the Company acquired substantially all of the assets of Butler Manufacturing Company's Grain Systems Division ("Kansas City Grain Systems Division Acquisition"). Based in Kansas City, Missouri, Kansas City Grain Systems Division manufactures grain storage bins and markets grain storage, conditioning and handling systems for grain producers and processors throughout the world. The purchase price of $33.3 million, net of cash acquired and including expenses, was financed through borrowings.

   Both transactions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the acquired assets and liabilities based on their fair market values as of the dates of acquisition with the remainder charged to goodwill which will be amortized on a straight-line basis over 25 years for Fancom and over 40 years for Kansas City Grain Systems Division. Fancom's and Kansas City Grain Systems Division's financial statements subsequent to the acquisitions are consolidated and included in the Company's Consolidated Balance Sheet as of December 31, 1997 and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the year ended December 31, 1997. The purchase prices have been allocated as follows:

                                                           (In thousands)
                                                           --------------
           Current assets                                    $ 23,779
           Property, plant and equipment                       12,927
           Intangibles and other assets                        25,651
           Long-term debt assumed                              (5,854)
           Liabilities assumed                                (10,590)
                                                             --------
              Total purchase price                           $ 45,913
                                                             ========


   The unaudited pro forma income statements included in this Form 10-Q assume that the acquisitions had occurred at the beginning of the periods presented and the purchase price was the same. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to represent what the results of operations would have been if the acquisitions had actually occurred on January 1, 1997 or to project future results.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

   There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. While the Company is unable to predict with certainty the outcome of current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of these proceedings will have a material adverse effect on its financial condition and results of operations.

   Pursuant to the Stock Purchase Agreement, the Company has agreed to make certain contingent payments to the Predecessor Company stockholders (the "Earn-Out Amount") based on a calculation of cumulative Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") calculated in accordance with the Stock Purchase Agreement. The Earn-Out Amount is determined based on cumulative EBITDA for the three-year period ended December 31, 1998. The cumulative EBITDA target is subject to adjustment in the event of any merger, acquisition, divestiture or other extraordinary transaction. A recent amendment to the Stock Purchase Agreement to give effect to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture has revised the EBITDA target from $89.5 million to $103.4 million.

   The Company could be liable to pay the Predecessor Company stockholders up to a maximum amount equal to $13.5 million, which would be recorded as an adjustment to the purchase price for the Acquisition. Fifty percent of the maximum Earn-out Amount is to be paid at the attainment of 85% of the cumulative EBITDA target, with payment increasing on a linear scale up to the target amount. No payment is required unless 85% of the cumulative EBITDA target is attained. At December 31, 1997, the Company recorded a $6.75 million liability with the expectation of attaining, at a minimum, 85% of the cumulative EBITDA target.

   If an Earn-Out Amount is payable, the Company is obligated to pay the Earn-Out Amount in four semi-annual installments beginning on August 31, 1998. The first installment is equal to 25% of the estimated Earn-Out Amount, the second installment is equal to 50% of the actual Earn-Out Amount minus the amount of the first installment, and the third and fourth installments are each equal to 25% of the actual

Earn-Out Amount. Accrued interest from January 1, 1999 at the prime rate on the last business day of 1998 will be payable on the third and fourth installments, provided that interest at such interest rate on the first installment payment from August 31, 1998 to December 31, 1998 will be credited against such amount.

NOTE 9.  TREASURY STOCK

   In February 1998, the Company repurchased 142,500 shares of its common stock in accordance with an authorization by the Board of Directors to repurchase up to 500,000 common shares. The share repurchase program was implemented to provide stock for the exercise of stock options and to take advantage of opportunities that may arise in the financial markets. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Stockholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference in repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENT

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components. This standard expands prior year disclosures and, accordingly, has no impact on the company's reported financial position, results of operations and cash flows. Comprehensive income at March 31, 1997 and 1998 was $0.9 million and $0.9 million, respectively. Net income was adjusted by the change in the cumulative translation adjustment to arrive at comprehensive income.

NOTE 11.  SUBSEQUENT EVENT

   On April 24, 1998, CTB International Corp. signed a letter of intent to acquire Sibley Industries, Inc. of Anderson, Missouri. Sibley Industries is a leading manufacturer of poultry brooders, units that provide warmth to enhance the growing environment of young birds, as well as heaters and handling equipment for livestock.

ITEM 2

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   This commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited to the Company's Form 10-K for the fiscal year ended December 31, 1997 which includes the Company's annual audited financial statements for a full understanding of the Company"s financial condition and results of operations.

RESULTS OF OPERATIONS

   The Company manufactures and markets automated feeding, watering and ventilation systems, feed bins, grain storage bins and integrated commercial egg laying and handling systems for the poultry, swine, grain and egg production industries.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

   Net sales increased 48.4% to $46.8 million for the three months ended March 31, 1998 compared to $31.5 million in the corresponding period of 1997. The Fancom Acquisition and the Kansas City Grain Systems Division Acquisition accounted for a large portion of the sales growth. In addition, strong growth in the domestic poultry market and healthy sales of the Company"s ventilation and controls products and the Charoen Pokphand project, in which the Company is serving as turnkey provider of broiler and breeder buildings as well as complete integrated packages of CHORE-TIME(R) feeding, watering, ventilation and control systems. These various favorable components helped offset the revenues lost through the Vinyl Division Divestiture, the Asian financial crisis and wet weather in certain market areas.

   Gross profit increased 45.3% to $11.0 million in the three months ended March 31, 1998 or 23.6% of net sales compared to $7.6 million in the corresponding period of 1997 or 24.1% of net sales. The gross profit margin decrease of 0.5% was attributable to sales increases in lower margin ventilation products, the sale of poultry buildings under projects expected to last into the fourth quarter of 1999 and the Asian financial crisis which has reduced our exports of higher margin products to customers in the region offset somewhat by sales of higher margin Fancom products.

   Selling, general and administrative expenses increased 65.0% or $3.0 million to $7.5 million in the three months ended March 31, 1998 from $4.5 million in the corresponding period of 1997. As a percent of net sales, selling, general and administrative expenses were 16.0% in the three months ended March 31, 1998 and 14.4% in the corresponding period of 1997. The dollar increase is primarily attributable to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition and targeted investments in certain key areas within the Company. The increase as a percentage of net sales was primarily attributed to the Fancom Acquisition which historically has a higher selling, general and administrative costs as a percentage of sales, investments in key international markets, additional costs of being a public company, implementation costs relating to the conversion to our new integrated software system on February 1, 1998 and partially offset by a $0.2 million non-recurring gain on sale of assets.

   Amortization of goodwill increased to $0.4 million in the three months ended March 31, 1998 or 85.0% from $0.2 million in the corresponding period for 1997. The increase is attributable to the amortization of goodwill purchased in the Fancom Acquisition, the Kansas City Grain Systems Division Acquisition offset by the goodwill sold in the Vinyl Division Divestiture.

   Operating income increased 9.9% or $0.3 million to $3.1 million in the three months ended March 31, 1998 compared to $2.8 million in the corresponding period of 1997. Operating income margins decreased to 6.6% of net sales in the three months ended March 31, 1998 from 8.9% of net sales in the corresponding period of 1997. The decrease in operating income margins is due to the decline in gross profit margins, the increase in selling, general and administrative expenses and the increase in amortization expense.

   Interest expense decreased to $0.8 million in the three months ended March 31, 1998 or 34.6% from $1.3 million in the corresponding period in 1997. The decrease is due to reduced debt as a result of the Offering and the Vinyl Division Divestiture offset by additional borrowings incurred to finance the Fancom Acquisition and the Kansas City Grain Systems Division Acquisition.

   Net income increased 51.1% or $0.5 million to $1.4 million in the three months ended March 31, 1998 from $0.9 million for the corresponding period of 1997. The increase was due to higher operating income and lower interest expense, and a lower effective tax rate due to a higher proportion of pre-tax income coming from a subsidiary with a lower marginal tax rate.

EFFECTS OF VINYL DIVISION DIVESTITURE

   The following summarizes certain operating results of the Company for the three month period ended March 31, 1997 and 1998 on a pro forma basis giving effect to the following transactions as if they had occurred on January 1, 1997:
(i) the Kansas City Grain Systems Division Acquisition, (ii) the Fancom Acquisition, (iii) the Vinyl Division Divestiture, (iv) the repayment of amounts outstanding under the Existing Credit Agreement with the proceeds of borrowings under the New Credit Agreement and a portion of the net proceeds of the Offering, (v) the Stock Split, (vi) the Preferred Stock Exchange, (vii) the Preferred Stock Redemption, and (viii) the Offering.

   For the three months ended March 31, 1998, net sales increased approximately 9.3% to approximately $46.8 million compared to approximately $42.8 million in the corresponding period in 1997. Operating income decreased approximately 24.4% to approximately $3.1 million compared to approximately $4.1 million in the corresponding period in 1997. Net income decreased approximately 30.0% to approximately $1.4 million compared to approximately $2.0 million in the corresponding period in 1997.

FINANCIAL POSITION

   Changes in the financial position of the Company from December 31, 1997 to March 31, 1998 were due to operational changes.

   Total assets increased from $167.6 million at December 31, 1997 to $168.4 million at March 31, 1998. Accounts receivable increase by $0.9 million from December 31, 1997 to March 31, 1998. At March 31, 1998, construction costs in excess of billings were $1.4 million. This balance is the result of construction progress on the poultry broiler and breeder projects. Inventories at March 31, 1998 increased by $1.3 million from December 31, 1997. The increase was due to higher inventory levels in anticipation of higher order levels for the spring season. Net property, plant and equipment decreased $0.2 million from December 31, 1997 to March 31, 1998. The net decrease was due primarily to asset additions more than offset by additional accumulated depreciation for the period. Intangibles decreased by $0.8 million from December 31, 1997 to March 31, 1998 due to amortization of goodwill and loan costs.

   Total liabilities increased $1.7 million from $94.1 million at December 31, 1997 to $95.8 at March 31, 1998. Accounts payable and accrued liabilities increased $1.0 million during this period. Long-term debt increased $0.6 million from $49.2 million at December 31, 1997 to $49.8 million at March 31, 1998 due to revolver borrowings to support seasonal operational changes. The current portion of the Accrued Earn-Out increased by $1.7 million while the long-term portion of the Accrued Earn-Out decreased by the same amount as the second installment due on February 28, 1999 was recognized as a current liability.

   Total stockholders' equity decreased $1.0 million due to treasury stock purchases and changes in cumulative translation adjustment offset by net income for the period.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1998, the Company had $25.4 million of working capital, a decrease of $0.9 million from working capital as of December 31, 1997. Net cash provided from operating activities for the three months ended March 31, 1998 was $2.3 million. Cash flows from operations was primarily provided by net income and decreases in working capital.

   For the three months ended March 31, 1998, cash used in investing activities was $1.0 million, which was used for acquisitions of assets offset by the sale of assets. For the three months ended March 31, 1997, cash used in investing activities was $0.9 million, used for acquisitions of assets.

   For the three months ended March 31, 1998, net cash used by financing activities was $1.2 million. During this period there was a net $0.8 million increase in cash flows from revolver activity offset by a $1.9 million use of cash for treasury stock purchases.

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

(In thousands, except per share amounts)                       Three Months Ended
-------------------------------------------------------------------------------------------------------------
                                      March 31,      March 31,      June 30,     September 30,   December 31,
                                         1998           1997           1997           1997           1997
                                         ----           ----           ----           ----           ----
Sales                                 $46,778        $31,520        $50,644        $71,740        $48,159
Gross profit                           11,045          7,604         13,701         20,590         11,823
     Gross margin                        23.6%          24.1%          27.1%          28.7%          24.5%
Operating income                      $ 3,095        $ 2,815        $ 6,956        $12,186        $ 3,882
     Operating income margin              6.6%           8.9%          13.7%          17.0%           8.1%
Net income                            $ 1,387        $   918        $ 4,649        $ 6,375        $ 1,957
Basic earnings per share              $  0.11        $  0.13        $  0.64        $  0.65        $  0.15
Basic weighted average common
   shares outstanding                  12,837          7,256          7,259          9,733         12,925
Diluted earnings per share            $  0.11        $  0.12        $  0.61        $  0.63        $  0.15
Diluted weighted average common
     shares outstanding                13,208          7,636          7,652         10,149         13,360

FORWARD LOOKING STATEMENTS

   Certain statements contained herein under (i) ability to support future working capital needs, (ii) seasonality of the Company's business, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition, and (iii) construction progress, timing of completion and impact on gross margin of building construction projects. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 12 to PART I, Item 1

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 5, 1998, the following proposals were adopted by the margins indicated.

         1.       To elect a Board of Directors for a term of one (1) year.

                                                              Number of Shares
                                                     -----------------------------------------
                                                         For           Percent (of votes cast)
                                                         ---           -----------------------
                  Caryl M. Chocola                   11,439,463                 99.7%
                  J. Christopher Chocola             11,439,463                 99.7%
                  Michael G. Fisch                   11,439,463                 99.7%
                  Larry D. Greene                    11,439,463                 99.7%
                  Frank S. Hermance                  11,439,463                 99.7%
                  David L. Horing                    11,439,463                 99.7%
                  Charles D. Klein                   11,439,463                 99.7%

         2. To ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 1998.

                  For               11,442,662
                  Against               33,301
                  Abstain                  400

Item 5.  Other Information

         See Note 9 to PART I, Item 1

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits

                3.1 The Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) (the "Registration Statement") and incorporated herein by reference.

                3.2 The By-laws of the Company filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

                4.1     Certificate of Common Stock of the Company filed as
                        Exhibit 4.1 to the Registration Statement and incorporated herein by reference.

                10.1    Form of Non-Qualified Stock Option Agreement.

                10.2 Credit Agreement, dated as of August 15, 1997, among CTB, Inc. and Chore-Time Brock Holding B.V. as borrowers, the lending institutions named therein as Lenders and Key Bank National Association as Administrative Agent, to be filed by amendment.

                11.     Computation of Earnings Per Share.


                27.     Financial Data Schedule.

        b)      Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

Items 2 and 3 are not applicable and have been omitted.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CTB International Corp.


Dated:  May 15, 1998                    By  ___________________________________
                                                   Don J. Steinhilber
                                        Vice President, Chief Financial Officer