Form 10-Q
period 1998-06-30
CTB INTERNATIONAL CORP
filed 1998-08-13
CIK 1038005

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1998

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _____ to _____

                               ---------------

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

At June 30, 1998, approximately 12,797,002 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                     INDEX


                                                                                                 Page
Part I
        Financial Information

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets at December 31, 1997 and
                   June 30, 1998                                                                   1

                   Condensed Consolidated Income Statements for the Three Months and
                   Six Months Ended June 30, 1997 and 1998                                         2

                   Pro Forma Condensed Consolidated Income Statements for the Three
                   Months and Six Months Ended June 30, 1997 and 1998                              3

                   Condensed Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 1997 and 1998                                             4

                   Notes to Condensed Consolidated Financial Statements                            5

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                           9

Part II

                   Other Information

                   Item 1.                                                                       II-1

                   Item 5.                                                                       II-1

                   Item 6.                                                                       II-1

Signature                                                                                        II-1



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CTB International Corp. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)


                                                                            December 31,    June 30,
                                                                               1997           1998
                                                                            ------------    --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $   1,161       $     899
   Accounts receivable - Net                                                   23,875          39,435
   Construction costs and estimated earnings in
        excess of billings on uncompleted contracts                              --             5,730
   Inventories                                                                 25,352          28,575
   Deferred income taxes                                                        1,912           1,912
   Prepaid expenses and other current assets                                    3,222           1,247
                                                                            ---------       ---------
      Total current assets                                                     55,522          77,798

PROPERTY, PLANT AND EQUIPMENT - Net                                            46,407          46,423
INTANGIBLES - Net                                                              65,328          64,076
OTHER ASSETS                                                                      384           1,509
                                                                            ---------       ---------
   TOTAL ASSETS                                                             $ 167,641       $ 189,806
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                         $  10,598       $  14,437
   Current portion of long-term debt                                            1,245           1,152
   Current portion of accrued Earn-Out                                          1,688           3,375
   Accrued liabilities                                                         11,810          13,601
   Deferred revenue                                                             3,863           2,876
                                                                            ---------       ---------
      Total current liabilities                                                29,204          35,441

LONG-TERM DEBT                                                                 47,919          62,994
DEFERRED INCOME TAXES                                                           9,369           9,372
ACCRUED POSTRETIREMENT BENEFIT COST                                             2,435           2,695
ACCRUED EARN-OUT                                                                5,062           3,375
COMMITMENTS AND CONTINGENCIES (See Note 8)
MINORITY INTEREST                                                                 106             105
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized; 12,924,990
      shares issued                                                               129             129
   Preferred stock - 6% cumulative, $.01 par value; 4,000,000
      shares authorized; 0 shares issued and outstanding                         --              --
   Treasury stock, at cost; 1997-0 shares, 1998-127,988 shares                   --            (1,686)
   Additional paid-in capital                                                  78,440          78,261
   Reduction for carryover of predecessor cost basis                          (26,871)        (26,871)
   Retained earnings                                                           22,401          26,699
   Accumulated other comprehensive income: (See Note 10)
      Cumulative translation adjustment                                          (553)           (708)
                                                                            ---------       ---------
         Total stockholders' equity                                            73,546          75,824
                                                                            ---------       ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 167,641       $ 189,806
                                                                            =========       =========


See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries

                    Condensed Consolidated Income Statements
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        For the Three Months Ended  For the Six Months Ended
                                                                                 June 30,                   June 30,
                                                                        --------------------------  ------------------------
                                                                              1997         1998        1997        1998
NET SALES                                                                  $  50,644    $  70,464   $  82,164   $ 117,242
COST OF SALES                                                                 36,943       55,966      60,859      91,699
                                                                           ---------    ---------   ---------    --------
    Gross profit                                                              13,701       14,498      21,305      25,543

OTHER OPERATING EXPENSE:
    Selling, general, and                                                      6,442        8,120      10,991      15,626
       administrative expenses
    Amortization of goodwill                                                     303          445         543         889
                                                                           ---------    ---------   ---------    --------
OPERATING INCOME                                                               6,956        5,933       9,771       9,028

OTHER INCOME (EXPENSE) - Net                                                   2,077       (1,093)        785      (1,938)
                                                                           ---------    ---------   ---------    --------
INCOME BEFORE INCOME TAXES                                                     9,033        4,840      10,556       7,090

INCOME TAXES                                                                   4,384        1,929       4,989       2,792
                                                                           ---------    ---------   ---------    --------
NET INCOME                                                                 $   4,649    $   2,911   $   5,567    $  4,298
                                                                           =========    =========   =========    ========

EARNINGS PER SHARE:
    Basic:   Earnings per share                                            $    0.64    $    0.23   $    0.77    $   0.34
                                                                           =========    =========   =========    ========
             Weighted average common shares outstanding  (a)                   7,259       12,797       7,257      12,817
                                                                           =========    =========   =========    ========
    Diluted: Earnings per common share                                     $    0.61    $    0.22   $    0.73    $   0.33
                                                                           =========    =========   =========    ========
             Weighted average common shares outstanding  (a)                   7,652       13,184       7,644      13,204
                                                                           =========    =========   =========    ========


   (a) Average number of common shares outstanding varies between periods presented principally due to five million shares issued in the Company's initial public offering, the exchange of all outstanding preferred stock for 648 thousand shares of common stock on August 21, 1997 and 128 thousand net treasury shares repurchased by the Company in 1998.

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries

             Pro Forma Condensed Consolidated Income Statements (a)
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                          For the Three Months Ended    For the Six Months Ended
                                                                                 June 30,                        June 30,
                                                                          --------------------------    ------------------------
                                                                              1997         1998              1997        1998
NET SALES                                                                  $  65,818    $  70,464         $ 110,887   $ 117,242
COST OF SALES                                                                 47,949       55,966            80,891      91,699
                                                                           ---------    ---------         ---------    --------
    Gross profit                                                              17,869       14,498            29,996      25,543

OTHER OPERATING EXPENSE:
    Selling, general, and                                                      8,243        8,120            15,630      15,626
       administrative expenses
    Amortization of goodwill                                                     412          445               861         889
                                                                           ---------    ---------         ---------    --------
  Operating income                                                             9,214        5,933            13,505       9,028

OTHER INCOME (EXPENSE) - Net                                                   2,512       (1,093)            1,657      (1,938)
                                                                           ---------    ---------         ---------    --------
INCOME BEFORE INCOME TAXES                                                    11,726        4,840            15,162       7,090

INCOME TAXES                                                                   5,489        1,929             6,848       2,792
                                                                           ---------    ---------         ---------    --------
NET INCOME                                                                 $   6,237    $   2,911         $   8,314    $  4,298
                                                                           =========    =========         =========    ========

EARNINGS PER SHARE:
    Basic:   Earnings per common share                                     $    0.48    $    0.23         $    0.64    $   0.34
                                                                           =========    =========         =========    ========
             Weighted average common shares outstanding                       12,925       12,797            12,925      12,817
                                                                           =========    =========         =========    ========
    Diluted: Earnings per common share  (b)                                $    0.47    $    0.22         $    0.62    $   0.33
                                                                           =========    =========         =========    ========
             Weighted average common shares outstanding  (b)                  13,339       13,184            13,339      13,204
                                                                           =========    =========         =========    ========



   (a) The pro forma income statements give effect to the following transactions as if they had been completed on January 1, 1997: (i) the Kansas City Grain Systems Division Acquisition, (ii) the Fancom Acquisition, (iii) the repayment of all amounts outstanding under the Old Credit Agreement with the proceeds of borrowings under the New Credit Agreement and a portion of the net proceeds of the Offering, (iv) the Stock Split, (v) the Preferred Stock Exchange, (vi) the Preferred Stock Redemption and (vii) the Offering. The pro forma data do not purport to be indicative of the Company's actual results of operations that would have been reported had such events actually occurred on the dates specified.

   (b) Pro forma diluted earnings per share is calculated by dividing net income by the pro forma weighted average common and common equivalent shares outstanding, after giving effect to the following transactions as if they had been completed on January 1, 1997: (i) the Stock Split, (ii) the Preferred Stock Exchange, (iii) the Preferred Stock Redemption and
        (iv) the Offering.

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                            For the Six Months Ended
                                                                                    June 30,
                                                                            ------------------------
                                                                                 1997        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $  5,567    $  4,298
    Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                            2,371       2,964
        Amortization                                                              687       1,171
        Equity in income from joint venture                                      --           115
        Gain on sale of assets                                                    (47)       (254)
        Gain on sale of Vinyl Division                                         (3,562)       --
        Changes in operating assets and liabilities:
           Accounts receivable                                                 (6,986)    (15,560)
           Construction costs and estimated earnings in excess of billings       --        (5,730)
           Inventories                                                         (1,577)     (3,223)
           Prepaid expenses and other assets                                    1,443       1,688
           Accounts payable, accruals and other liabilities                     4,699       4,902
                                                                             --------    --------
              Net cash flows from operating activities                          2,595      (9,629)
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                               (1,754)     (2,984)
    Acquisitions, net of cash acquired                                        (46,978)       --
    Investment in joint venture                                                  --        (1,200)
    Proceeds from sale of Vinyl Division                                        8,158        --
    Proceeds from sale of assets                                                   88         504
                                                                             --------    --------
              Net cash flows from investing activities                        (40,486)     (3,680)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                   --        (1,877)
    Sale of treasury stock                                                       --            12
    Issuance of common stock                                                      231        --
    Issuance of preferred stock                                                    69        --
    Proceeds from long-term debt                                               57,948      34,900
    Payments on long-term debt                                                (19,152)    (19,830)
                                                                             --------    --------
              Net cash flows from financing activities                         39,096      13,205
                                                                             --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,205        (104)

NET EFFECT OF TRANSLATION ADJUSTMENT                                              (22)       (158)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    258       1,161
                                                                             --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  1,441    $    899
                                                                             ========    ========




See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1997 which includes the Company's annual audited financial statements.

NOTE 2. INVENTORIES

   Inventories consist of the following (in thousands):


                                             December 31,        June 30,
                                                 1997              1998
                                             ------------        --------
Raw material                                    $ 7,878           $ 6,733
Work in process                                   3,872             2,747
Finished goods                                   13,602            19,095
                                                -------           -------
                                                 25,352            28,575
LIFO valuation allowance                           --                --
                                                -------           -------
   Total                                        $25,352           $28,575
                                                =======           =======


NOTE 3.  CONTRACTS IN PROCESS

   Construction contracts in process consist of the following (in thousands):

                                                       December 31,     June 30,
                                                          1997            1998
                                                       ------------     --------
Costs incurred on uncompleted contracts                    $ 3,486       $12,814
Estimated earnings                                             148         1,746
                                                           -------       -------
                                                             3,634        14,560
Less:  Billings to date                                      3,634         8,830
                                                           -------       -------
Costs and estimated earnings in excess
     of billings on uncompleted contracts                  $  --         $ 5,730
                                                           =======       =======


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (in thousands):


                                                    December 31,        June 30,
                                                       1997               1998
                                                    ------------        --------
Land and improvements                                $  2,576          $  2,576
Buildings and improvements                             18,853            19,155
Machinery and equipment                                31,322            35,370
Construction in progress                                2,405             1,113
                                                     --------          --------
                                                       55,156            58,214
Less accumulated depreciation                          (8,749)          (11,791)
                                                     --------          --------
   Total                                             $ 46,407          $ 46,423
                                                     ========          ========


NOTE 5.  INTANGIBLES

   Intangibles consist of the following (in thousands):



                                                  December 31,     June 30,
                                                     1997            1998
                                                  ------------     --------
Goodwill                                              $ 66,099    $ 66,009
Accumulated amortization                                (2,251)     (3,221)
                                                      --------    --------
Goodwill - Net                                          63,848      62,788
                                                      --------    --------
Deferred finance costs                                   2,105       2,105
Accumulated amortization                                  (625)       (817)
                                                      --------    --------
Deferred finance costs - Net                             1,480       1,288
                                                      --------    --------
   Total                                              $ 65,328    $ 64,076
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

NOTE 7.  BUSINESS COMBINATIONS AND JOINT VENTURE

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

   On May 29, 1998, the formation of Rota Brock Ltda. was completed, a 50/50 joint venture between CTB, Inc. and Rota Industria de Maquinas Agricolas, Brazil, pursuant to the joint venture agreement entered into February 9, 1998. The joint venture will produce commercial grain storage silos and feed bins in addition to seed storage and grain and seed handling equipment in Brazil. The Company has contributed $1.2 million of its required $3.0 million to the joint venture in 1998. The Company accounts for its interest in Rota Brock Ltda. on the equity basis.

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

   Pursuant to the Stock Purchase Agreement, the Company has agreed to make certain contingent payments to the Predecessor Company stockholders (the "Earn-Out Amount") based on a calculation of cumulative Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") calculated in accordance with the Stock Purchase Agreement. The Earn-Out Amount is determined based on cumulative EBITDA for the three-year period ended December 31, 1998. The cumulative EBITDA target is subject to adjustment in the event of any merger, acquisition, divestiture or other extraordinary transaction. An amendment to the Stock Purchase Agreement to give effect to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture revised the EBITDA target from $89.5 million to $103.4 million.

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

NOTE 9.  TREASURY STOCK

   At June 30, 1998, treasury stock consisted of 127,988 shares of common stock. The Company issued 14,512 shares of treasury stock in the second quarter to fulfill its obligations under its stock option agreement. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Stockholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference in repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENT

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components. This standard expands disclosures and, accordingly, has no impact on the Company's reported financial position, results of operations and cash flows. Comprehensive income for the three months ended June 30, 1997 and 1998 was $4.6 million and $3.2 million, respectively, while comprehensive income for the six months ended June 30, 1997 and 1998 was $5.5 million and $4.1 million, respectively. Net income was adjusted by the change in the cumulative translation adjustment to arrive at comprehensive income.

   Effective June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's fiscal year beginning 2000. The Company is evaluating SFAS 133 to determine its impact on the consolidated financial statements.

NOTE 11.  SUBSEQUENT EVENT

   On July 7, 1998, CTB International Corp. acquired Sibley Industries, Inc. of Anderson, Missouri. Sibley Industries is a leading manufacturer of poultry brooders, units that provide warmth to enhance the growing environment of young birds, as well as heaters and handling equipment for livestock. The purchase price of $2.1 million, net of cash acquired and including expenses, included 81,696 shares of the Company's treasury stock and cash installments of $0.3 million per year for four years beginning March 31, 1999. There is an Earn-Out provision which would require the Company to pay up to an additional $1.15 million over four years should certain sales goals be met.

   On August 12, 1998, CTB International Corp. announced it has signed a letter of Intent to acquire Roxell N.V. of Maldegem, Belgium. Roxell is a leading manufacturer of automated feeding and watering systems as well as feed storage facilities for the poultry and swine production industries. Under Belgian generally accepted accounting principles, Roxell reported sales of approximately 1,490 million Belgian francs and net income of approximately 92 million Belgian francs in fiscal year ended October 31, 1997. Based on a current exchange rate of 36.7 Belgian francs to the U.S. dollar, Roxell sales would have been approximately $40.6 million and net income $2.5 million. The purchase price of approximately $39 million, will be paid in cash and will be financed through additional borrowings. The acquisition is subject to completion of a definitive agreement and other customary conditions, including approval of CTB's board of directors and Roxell's shareholders, and is expected to close within the next two months.

ITEM 2

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited, to the Company's Form 10-K for the fiscal year ended December 31, 1997, which includes the Company's annual audited financial statements, for a full understanding of the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

     The Company manufactures and markets automated feeding, watering and ventilation systems, brooders, feed bins, grain storage bins and integrated commercial egg laying and handling systems for the poultry, swine, grain and egg production industries.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

    Net sales increased 39.1% to $70.5 million for the three months ended June 30, 1998 compared to $50.6 million in the corresponding period of 1997. The increase reflects the Fancom Acquisition, the Kansas City Grain Systems Division Acquisition partially offset by the Vinyl Division Divestiture, that were completed in the second quarter of 1997 as well as domestic and Mexican poultry market strength and revenues of $9.6 million from the Charoen Pokphand project buildings. The Asian financial crisis and its spillover effect into Brazil, which is a large poultry exporter to Asia; weakness in the Canadian grain bin market and its resulting effect on increased cross-border competition; and delays in the domestic on-farm bin market all contributed negatively to the revenue line during the quarter.

     Gross profit increased 5.8% to $14.5 million in the three months ended June 30, 1998 or 20.6% of net sales compared to $13.7 million in the corresponding period of 1997 or 27.1% of net sales. Gross profit dollars increased due to higher sales levels in 1998. The gross profit margin decrease of 6.5% was attributable to lower margins relating to the sales of poultry buildings under projects expected to last into the second quarter of 1999, sales increases in lower margin ventilation products, the continued effect of the Asian financial crisis which has reduced our exports of higher margin products to customers in the region and declines environmental controls sales due to weakness in the Dutch hog market. In addition, a temporary decline in manufacturing efficiencies and in our ability to respond adequately to a strong level of dealer orders has been experienced as a result of the implementation of a fully-integrated enterprise resource system earlier this year. With added resources, our responsiveness to customer orders has improved.

   Selling, general and administrative expenses increased 26.0% or $1.7 million to $8.1 million in the three months ended June 30, 1998 from $6.4 million in the corresponding period of 1997. As a percent of net sales, selling, general and administrative expenses were 11.5% in the three months ended June 30, 1998 and 12.7% in the corresponding period of 1997. The dollar increase is primarily attributable to the Kansas City Grain Systems Division Acquisition, and to a lesser degree the Fancom Acquisition, targeted investments in certain key areas within the Company, additional costs of being a public company and the effect of our implementation of the fully-integrated enterprise resource system partially offset by lower bonuses and profit sharing expense due to lower than expected performance. The decrease as a percentage of net sales was primarily attributed to the increase in sales.

   Amortization of goodwill increased to $0.4 million in the three months ended June 30, 1998 or 46.9% from $0.3 million in the corresponding period for 1997. The increase is attributable to the amortization of goodwill purchased in the Fancom Acquisition, the Kansas City Grain Systems Division Acquisition offset by the goodwill sold in the Vinyl Division Divestiture.

   Operating income decreased 14.7% or $1.1 million to $5.9 million in the three months ended June 30, 1998 compared to $7.0 million in the corresponding period of 1997. The decrease in operating income is due to the decline in gross profit dollars and the increase in selling general and administration expenses. Operating income margins decreased to 8.4% of net sales in the three months ended June 30, 1998 from 13.7% of net sales in the corresponding period of 1997.

   Other income and expense decreased $3.2 million to $1.1 million of expense in the three months ended June 30, 1998 from $2.1 million of income in the three months ended June 30, 1997. Other income for 1997 included a pre-tax gain of $3.6 million for the sale of the Vinyl Division offset somewhat by increased costs to finance the Fancom Acquisition and the Kansas City Grain Systems Division Acquisition. Other expense for 1998 includes interest on additional borrowings incurred to fund investments, to finance seasonal working capital needs and to support the poultry building project activities which was more than offset by reduced interest costs as a result of the mid-third quarter 1997 initial public offering.

   Net income decreased 37.4% or $1.7 million to $2.9 million in the three months ended June 30, 1998 from $4.6 million for the corresponding period of 1997. The decrease was due to lower operating income in 1998 and the $1.1 million after-tax gain on sale related to the divestiture of the Company's Vinyl Division offset somewhat by lower interest expense. The effective tax rate for 1998 was lower than 1997 primarily due to the tax impact of the Vinyl Division Divestiture.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

   Net sales increased 42.7% to $117.2 million for the six months ended June 30, 1998 compared to $82.2 million in the corresponding period of 1997. The increase reflects the Fancom Acquisition, the Kansas City Grain Systems Division Acquisition partially offset by the Vinyl Division Divestiture that were completed in the second quarter 1997 as well as domestic and Mexican poultry market strength and revenues of $12.1 million from the Charoen Pokphand project buildings. The Asian financial crisis and its spillover effect into Brazil, which is a large poultry exporter to Asia; weakness in the Canadian grain bin market and its resulting effect on increased cross-border competition; and delays in the domestic on-farm bin market all contributed negatively to the revenue line during the six month period.

   Gross profit increased 19.9% to $25.5 million in the six months ended June 30, 1998 or 21.8% of net sales compared to $21.3 million in the corresponding period of 1997 or 25.9% of net sales. Gross profit dollars increased due to higher sales levels in 1998. The gross profit margin decrease of 4.1% was attributable to lower margins relating to the sales of poultry buildings under projects expected to last into the second quarter of 1999, sales increases in lower margin ventilation products, and the continued effect of the Asian financial crisis which has reduced our exports of higher margin products to customers in the region. In addition, a temporary decline in manufacturing efficiencies and in our ability to respond adequately to a strong level of dealer orders has been experienced as a result of the implementation of a fully-integrated enterprise resource system earlier this year. With added resources, our responsiveness to customer orders has improved.

   Selling, general and administrative expenses increased 42.2% or $4.6 million to $15.6 million in the six months ended June 30, 1998 from $11.0 million in the corresponding period of 1997. As a percent of net sales, selling, general and administrative expenses were 13.3% in the six months ended June 30, 1998 and 13.4% in the corresponding period of 1997. The dollar increase is primarily attributable to the Kansas City Grain Systems Division Acquisition and the Fancom Acquisition, targeted investments in certain key areas within the Company, additional costs of being a public company and the effect of our implementation of the fully-integrated enterprise resource system partially offset by lower bonuses and profit sharing expense due to lower than expected performance. The decrease as a percentage of net sales was primarily attributed to the increase in sales.

   Amortization of goodwill increased to $0.9 million in the six months ended June 30, 1998 or 63.7% from $0.5 million in the corresponding period for 1997. The increase is attributable to the amortization of goodwill purchased in the Fancom Acquisition, the Kansas City Grain Systems Division Acquisition offset by the goodwill sold in the Vinyl Division Divestiture.

   Operating income decreased 7.6% or $0.8 million to $9.0 million in the six months ended June 30, 1998 compared to $9.8 million in the corresponding period of 1997. Operating income margins decreased to 7.7% of net sales in the six months ended June 30, 1998 from 11.9% of net sales in the corresponding period of 1997. The decrease in operating income is due to the decline in gross profit dollars and the increase in selling, general and administrative expenses.

   Other income and expense decreased $2.7 million to $1.9 million of expense in the six months ended June 30, 1998 from $0.8 million of income in the six months ended June 30, 1997. Other income for 1997 included a pre-tax gain of $3.6 million for the sale of the Vinyl Division offset somewhat by increased costs to finance the Fancom Acquisition and the Kansas City Grain Systems Division Acquisition. Other expense for 1998 includes interest on additional borrowings incurred to fund investments, to finance seasonal working capital needs and to support the poultry building project activities which was more than offset by reduced interest costs as a result of the mid-third quarter 1997 initial public offering.

   Net income decreased 22.8% or $1.3 million to $4.3 million in the six months ended June 30, 1998 from $5.6 million for the corresponding period of 1997. The decrease was due to lower operating income in 1998 and the $1.1 million after-tax gain on sale related to the divestiture of the Company's Vinyl Division offset somewhat by lower interest expense. The effective tax rate for 1998 was lower than 1997 primarily due to the tax impact of the Vinyl Division Divestiture.

EFFECTS OF VINYL DIVISION DIVESTITURE

   The following summarizes certain operating results of the Company for the three month period ended June 30, 1997 and 1998 on a pro forma basis giving effect to the following transactions as if they had occurred on January 1, 1997:
(i) the Kansas City Grain Systems Division Acquisition, (ii) the Fancom Acquisition, (iii) the Vinyl Division Divestiture, (iv) the repayment of amounts outstanding under the Existing Credit Agreement with the proceeds of borrowings under the New Credit Agreement and a portion of the net proceeds of the Offering, (v) the Stock Split, (vi) the Preferred Stock Exchange, (vii) the Preferred Stock Redemption, and (viii) the Offering.

   For the three months ended June 30, 1998, net sales increased approximately 11.1% to approximately $70.5 million compared to approximately $63.4 million in the corresponding period in 1997. Operating income decreased approximately 33.3% to approximately $5.9 million compared to approximately $8.9 million in the corresponding period in 1997. Net income decreased approximately 39.9% to approximately $2.9 million compared to approximately $4.8 million in the corresponding period in 1997.

   For the six months ended June 30, 1998, net sales increased approximately 10.3% to approximately $117.2 million compared to approximately $106.3 million in the corresponding period in 1997. Operating income decreased approximately 30.9% to approximately $9.0 million compared to approximately $13.1 million in the corresponding period in 1997. Net income decreased approximately 36.9% to approximately $4.3 million compared to approximately $6.8 million in the corresponding period in 1997.

FINANCIAL POSITION

     Changes in the financial position of the Company from December 31, 1997 to June 30, 1998 were due to operational changes.

   Total assets increased $22.2 million from $167.6 million at December 31, 1997 to $189.8 million at June 30, 1998. Accounts receivable increase by $15.6 million from December 31, 1997 to June 30, 1998 due to the seasonal increase in sales volumes and an increase in average days sales outstanding. At June 30, 1998, construction costs in excess of billings for the poultry broiler and breeder projects were $5.7 million. Inventories at June 30, 1998 increased by $3.2 million from December 31, 1997. The increase was due to higher inventory levels to support higher order levels for the summer season. Net property, plant and equipment did not change from the $46.4 million from December 31, 1997 since net additions offset the additional accumulated depreciation for the period. Intangibles decreased by $1.3 million from December 31, 1997 to June 30, 1998 due to amortization of goodwill and loan costs.

   Total liabilities increased $19.9 million from $94.1 million at December
31, 1997 to $114.0 at June 30, 1998. Accounts payable and accrued liabilities increased $5.6 million during this period. Long-term debt increased $14.9 million from $49.2 million at December 31, 1997 to $64.1 million at June 30, 1998 due to revolver borrowings to fund investments and to support seasonal operational changes and other working capital needs. The current portion of the Accrued Earn-Out increased by $1.7 million while the long-term portion of the Accrued Earn-Out decreased by the same amount as the second installment due on February 28, 1999 was recognized as a current liability.

   Total stockholders' equity increased $2.3 million due to net income for the period offset by net treasury stock purchases, stock options exercised and changes in cumulative translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1998, the Company had $42.4 million of working capital, an increase of $16.0 million from working capital as of December 31, 1997. Net cash used for operating activities for the six months ended June 30, 1998 was $9.6 million. Net cash provided by operating activities for the six months ended June 30, 1997 was $2.6 million.

   For the six months ended June 30, 1998, cash used in investing activities was $3.7 million, which was used for the acquisition of assets and the Rota Brock Ltda. joint venture investment offset slightly by the sale of assets. For the six months ended June 30, 1997, cash used in investing activities was $40.5 million, which was used primarily for the Fancom and Kansas City Grain Systems Division acquisitions offset by the sale of the Vinyl Division.

     For the six months ended June 30, 1998, net cash provided by financing activities was $13.2 million. During this period there was a net $15.0 million increase in cash flows from debt activity offset by a $1.9 million use of cash for treasury stock purchases. For the six months ended June 30, 1997, net cash provided by financing activities was $39.1 million. Proceeds of debt provided $57.9 million for use in acquisition financing and working capital needs while payments on debts totaled $19.2 million.

     The Company believes that existing cash, cash flows from operations and available borrowings under the New Credit Agreement will be sufficient to support its working capital, capital expenditure and debt service requirements for the foreseeable future.

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

(In thousands, except per share amounts)                              Three Months Ended
-------------------------------------------------------------------------------------------------------------
                                        June 30,        June 30,   September 30,    December 31,   March 31,
                                          1998            1997         1997             1997         1998
                                         ------          ------       ------           ------       ------
Sales                              $    70,464         $  50,644    $  71,740       $  48,159     $  46,778
Gross profit                            14,498            13,701       20,590          11,823        11,045
  Gross margin                            20.6%             27.1%        28.7%           24.5%         23.6%
Operating incoming                 $     5,933         $   6,956    $  12,186       $   3,882     $   3,095
  Operating income margin                  8.4%             13.7%        17.0%            8.1%          6.6%
Net income                         $     2,911         $   4,649    $   6,375       $   1,957     $   1,387
Basic earnings per share           $      0.23         $    0.64    $    0.65       $    0.15     $    0.11
Basic weighted average common
 shares outstanding                     12,797             7,259        9,733          12,925        12,837
Diluted earnings per share         $      0.22         $    0.61    $    0.63       $    0.15     $    0.11
Diluted weighted average common
 shares outstanding                     13,184             7,652       10,149          13,360        13,208

FORWARD LOOKING STATEMENTS

     Certain statements made herein contain forward-looking statements relating to 1998 financial performance and financial condition. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including (i) the ability to support future capital needs, (ii) seasonality of the Company's business, (iii) construction progress and the timing of completion and impact on gross margin of building construction projects, and (iv) the successful and timely resolution of the enterprise resource system implementation issues and the related costs. For a more complete presentation of risks and uncertainties, see the Company's filings with the Securities and Exchange Commission, including the Company's report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 8 to Part I

Item 5.  Other Information

         See Note 9 to the financial statements

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

             10.1 Credit Agreement dated as of August 15,1997, among CTB, Inc., CHORE-TIME BROCK HOLDING B.V. as Borrowers, the Lending Institution named therein, and KEYBANK NATIONAL ASSOCIATION as Administrative Agent (the "Credit Agreement").

             10.2 Amendment No.1 dated as of March 1, 1998, to the Credit Agreement;

             10.3 Amendment No.2 dated as of June 1, 1998, to the Credit Agreement.

             11.    Computation of Earnings Per Share.

             27     Financial Data Schedule.

         b) Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

Items 2, 3, and 4 are not applicable and have been omitted.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CTB International Corp.

Dated:  August 13, 1998                 By
                                          --------------------------------------
                                                     Don J. Steinhilber
                                         Vice President, Chief Financial Officer