Form 10-Q
period 1998-09-30
CTB INTERNATIONAL CORP
filed 1998-11-16
CIK 1038005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

At September 30, 1998, approximately 12,328,951 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                             Page
Part I
         Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at December 31, 1997 and
                  September 30, 1998                                                           1

                  Condensed Consolidated Income Statements for the Three Months and
                  Nine Months Ended September 30, 1997 and 1998                                2

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1997 and 1998                                     3

                  Notes to Condensed Consolidated Financial Statements                         4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        9

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

Signature                                                                                      II-1

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CTB International Corp. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)


                                                                             December 31   September 30,
                                                                                 1997          1998
                                                                             -----------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  1,161       $    416
   Accounts receivable - Net                                                    23,875         49,702
   Construction costs and estimated earnings in excess of billings on
      uncompleted contracts                                                          -          5,816
   Inventories                                                                  25,352         32,037
   Deferred income taxes                                                         1,912          1,912
   Prepaid expenses and other current assets                                     3,222          1,571
                                                                              --------       --------
      Total current assets                                                      55,522         91,454

PROPERTY, PLANT AND EQUIPMENT - Net                                             46,407         50,265
INTANGIBLES - Net                                                               65,328         66,271
OTHER ASSETS                                                                       384          3,203
                                                                              --------       --------
   TOTAL ASSETS                                                               $167,641       $211,193
                                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $ 10,598       $ 18,699
   Current portion of long-term debt                                             1,245          1,708
   Current portion of accrued Earn-Out                                           1,688          5,062
   Accrued liabilities                                                          11,810         19,890
   Deferred revenue                                                              3,863          1,602
                                                                              --------       --------
      Total current liabilities                                                 29,204         46,961

LONG-TERM DEBT                                                                  47,919         70,973
DEFERRED INCOME TAXES                                                            9,369          9,101
ACCRUED POSTRETIREMENT BENEFIT COST                                              2,435          2,803
ACCRUED EARN-OUT                                                                 5,062          1,688
COMMITMENTS AND CONTINGENCIES (See Note 8)
MINORITY INTEREST                                                                  106            121
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized; 12,924,990
      shares issued                                                                129            129
   Preferred stock - 6% cumulative, $.01 par value; 4,000,000
      shares authorized; 0 shares issued and outstanding                             -              -
   Additional paid-in capital                                                   78,440         78,098
   Reduction for carryover of predecessor cost basis                           (26,871)       (26,871)
   Retained earnings                                                            22,401         32,310
   Treasury stock, at cost; 1997-0 shares, 1998-596,039 shares                       -         (4,712)
   Accumulated other comprehensive income: (See Note 10)
      Cumulative translation adjustment                                           (553)           592
                                                                              --------       --------
         Total stockholders' equity                                             73,546         79,546
                                                                              --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $167,641       $211,193
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

                    CTB International Corp. and Subsidiaries
                    Condensed Consolidated Income Statements
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                   For the Three Months Ended  For the Nine Months Ended
                                                                          September 30,              September 30,
                                                                   -------------------------- --------------------------
                                                                       1997          1998         1997        1998
                                                                       ----          ----         ----        ----
NET SALES                                                          $   71,740     $  91,138   $   153,904   $ 208,380
COST OF SALES                                                          51,150        70,053       112,009     161,752
                                                                   ----------     ---------   -----------   ---------
  Gross profit                                                         20,590        21,085        41,895      46,628

OTHER OPERATING EXPENSE:
  Selling, general, and
    administrative                                                      7,974         9,926        18,965      25,552
  Amortization of goodwill                                                430           446           973       1,335
                                                                   ----------     ---------   -----------   ---------
OPERATING INCOME                                                       12,186        10,713        21,957      19,741

OTHER EXPENSE - Net                                                    (1,607)       (1,474)         (822)     (3,412)
                                                                   ----------     ---------   -----------   ---------
INCOME BEFORE INCOME TAXES                                             10,579         9,239        21,135      16,329

INCOME TAXES                                                            4,204         3,628         9,193       6,420
                                                                   ----------     ---------   -----------   ---------
NET INCOME                                                         $    6,375     $   5,611   $    11,942   $   9,909
                                                                   ==========     =========   ===========   =========
EARNINGS PER SHARE:

  Basic:     Earnings per common share                             $     0.65     $    0.45   $      1.48   $    0.78
                                                                   ==========     =========   ===========   =========
             Weighted average common shares outstanding  (a)            9,733        12,607         8,092      12,746
                                                                   ==========     =========   ===========   =========
  Diluted:   Earnings per common share                             $     0.63     $    0.43   $      1.41   $    0.76
                                                                   ==========     =========   ===========   =========
             Weighted average common shares outstanding  (a)           10,149        12,950         8,488      13,115
                                                                   ==========     =========   ===========   =========

   (a) Average number of common shares outstanding varies between periods presented principally due to five million shares issued in the Company's initial public offering, the exchange of all outstanding preferred stock for 648 thousand shares of common stock on August 21, 1997 and 596 thousand net treasury shares repurchased by the Company in 1998.

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                 For the Nine Months Ended
                                                                                                       September 30,
                                                                                                --------------------------
                                                                                                  1997             1998
                                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $ 11,942        $   9,909
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation                                                                                   3,956            4,262
    Amortization                                                                                   1,177            1,747
    Equity in loss from joint ventures                                                                 -              461
    Gain on sale of assets                                                                           (47)            (254)
    Gain on sales of Vinyl Division                                                               (3,562)               -
    Changes in operating assets and liabilities:
      Accounts receivable                                                                         (7,250)         (24,381)
      Construction costs and estimated earnings in excess of billings                                  -           (5,816)
      Inventories                                                                                   (719)          (3,573)
      Prepaid expenses and other assets                                                             (846)           1,255
      Accounts payable, accruals and other liabilities                                             7,424           12,414
                                                                                                --------        ---------
        Net cash flows from operating activities                                                  12,075           (3,976)
                                                                                                --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                                    (2,601)          (4,288)
  Acquisitions, net of cash acquired                                                             (45,704)          (1,364)
  Investment in joint venture                                                                          -           (3,075)
  Proceeds from sale of Vinyl Division                                                             8,158                -
  Proceeds from sale of assets                                                                        88              504
                                                                                                --------        ---------
        Net cash flows from investing activities                                                 (40,059)          (8,223)
                                                                                                --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                                           -           (6,580)
  Sale of treasury stock                                                                               -               12
  Issuance of common stock                                                                        64,363                -
  Issuance of preferred stock                                                                         69                -
  Redemption of preferred stock                                                                  (15,000)               -
  Proceeds from long-term debt                                                                   113,748           67,788
  Payments on long-term debt                                                                    (134,671)         (50,323)
                                                                                                --------        ---------
        Net cash flows from financing activities                                                  28,509           10,897
                                                                                                --------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            525           (1,302)

NET EFFECT OF TRANSLATION ADJUSTMENT                                                                (100)             557

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       258            1,161
                                                                                                --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $    683        $     416
                                                                                                ========        =========

See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1997 which includes the Company's annual audited financial statements.

NOTE 2. INVENTORIES

   Inventories consist of the following (in thousands):

                                                   December 31,    September 30,
                                                      1997             1998
                                                      ----             ----
Raw material                                         $  7,878       $  8,027
Work in process
                                                        3,872          3,787
Finished goods
                                                       13,602         20,323
                                                     --------       --------

                                                       25,352         32,137
LIFO valuation allowance
                                                          --            (100)
                                                     --------       --------
   Total                                             $ 25,352       $ 32,037
                                                     ========       ========



NOTE 3.  CONTRACTS IN PROCESS

   Construction contracts in process consist of the following (in thousands):


                                                   December 31,  September 30,
                                                      1997           1998
                                                      ----           ----
Costs incurred on uncompleted contracts             $ 3,486         $10,076
Estimated earnings
                                                        148             703
                                                    -------         -------

                                                      3,634          10,779
Less billings to date
                                                      3,634           4,963
                                                    -------         -------
Costs and estimated earnings in excess
     of billings on uncompleted contracts           $   --          $ 5,816
                                                    =======         =======

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (in thousands):


                                               December 31,       September 30,
                                                  1997                1998
                                                  ----                ----
Land and improvements                           $  2,576            $  2,725
Buildings and improvements                        18,853              20,811
Machinery and equipment                           31,322              37,515
Construction in progress                           2,405               2,253
                                                --------            --------
                                                  55,156              63,304
Less accumulated depreciation                     (8,749)            (13,039)
                                                --------            --------
   Total                                        $ 46,407            $ 50,265
                                                ========            ========



NOTE 5.  INTANGIBLES

   Intangibles consist of the following (in thousands):


                                                    December 31,   September 30,
                                                       1997            1998
                                                       ----            ----
Goodwill                                             $ 66,099        $ 68,827
Accumulated amortization                               (2,251)         (3,714)
                                                     --------        --------
Goodwill - Net                                         63,848          65,113
                                                     --------        --------
Deferred finance costs                                  2,105           2,117
Accumulated amortization                                 (625)           (959)
                                                     --------        --------
Deferred finance costs - Net                            1,480           1,158
                                                     --------        --------
   Total                                             $ 65,328        $ 66,271
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

NOTE 7.  BUSINESS COMBINATIONS AND JOINT VENTURES

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

   Both transactions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the acquired assets and liabilities based on their fair market values as of the dates of acquisition with the remainder charged to goodwill which will be amortized on a straight-line basis over 25 years for Fancom and over 40 years for Kansas City Grain Systems Division. Fancom's and Kansas City Grain Systems Division's financial statements subsequent to the acquisitions are consolidated and included in the Company's Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows. The purchase prices have been allocated as follows:


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
                                                                     ========


   On May 29, 1998, the formation of Rota Brock Ltda. was completed. The company is a 50/50 joint venture between CTB, Inc. and Rota Industria de Maquinas Agricolas, Brazil, pursuant to the joint venture agreement entered into February 9, 1998. The joint venture will produce commercial grain storage silos and feed bins in addition to seed storage and grain and seed handling equipment in Brazil. The Company has contributed $3.1 million of its required $3.6 million to the joint venture in 1998. The Company accounts for its interest in Rota Brock Ltda. on the equity basis.

   On July 7, 1998, CTB International Corp. acquired Sibley Industries, Inc. of Anderson, Missouri. Sibley Industries is a leading manufacturer of poultry brooders, units that provide warmth to enhance the growing environment of young birds, as well as heaters and handling equipment for livestock. The purchase price of 1.8 million, net of cash acquired and including expenses, was financed through the issuance of 81,696 shares of the Company's treasury stock and cash installments of $0.3 million per year for four years beginning March 31, 1999. There is an Earn-Out provision which would require the Company to pay up to an additional $1.2 million over four years should certain sales targets be met.

   On September 25, 1998, CTB International Corp. acquired STACO, Inc. of Schaefferstown, Pennsylvania. STACO, Inc. is a leading manufacturer of feeders and other equipment for the swine raising industry. The purchase price of $2.0 million, net of cash acquired and including expenses, was financed through borrowings and the issuance of 45,671 shares of the Company's treasury stock.

   The Sibley Industries, Inc. and STACO, Inc. transactions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the acquired assets and liabilities based on their fair market values as of the dates of acquisition with the remainder charged to goodwill which will be amortized on a straight-line basis over 40 years. The financial statements subsequent to the acquisitions are consolidated and included in the Company's Consolidated Balance Sheet as of September 30, 1998 and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the period ended September 30, 1998. The purchase prices have been allocated as follows:

                                                                (In thousands)
                                                                --------------
Current assets                                                     $  4,309

Property, plant and equipment                                         2,785

Intangibles and other assets                                          2,359

Long-term debt assumed                                               (4,561)

Liabilities assumed                                                  (1,106)
                                                                   --------
   Total purchase price                                               3,786
                                                                   --------
Note due sellers                                                     (1,012)
Value of stock issued                                                (1,410)
                                                                   --------
Cash paid for acquisitions                                         $  1,364
                                                                   ========

   On August 12, 1998, the Company announced it had signed a letter of intent to acquire Roxell N.V. (Roxell) of Maldegem Belgium. Roxell is a leading manufacturer of automated feeding and watering systems as well as feed storage bins for the poultry and swine production industries.

   The announced purchase price of 1.43 billion Belgian francs, or approximately $41 million at current exchange rates, will be paid in cash and will be financed through additional borrowings. The acquisition and its final terms are subject to completion of a definitive agreement and other customary conditions, including approval of CTB's Board of Directors and Roxell's shareholders, and is expected to close in January 1999.

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

   An estimated installment of the Earn-Out was to be paid August 31, 1998. Due to the uncertainty of the Earn-Out amount at August 31, 1998, the first Earn-Out installment payment has been rescheduled to January 15, 1999 to allow a more accurate estimate of the obligation. The remaining three semi-annual installments will continue on February 28, 1999. The first installment is equal to 25% of the estimated Earn-Out Amount, the second installment is equal to 50% of the actual Earn-Out Amount minus the amount of the first installment, and the third and fourth installments are each equal to 25% of the actual Earn-Out Amount. Accrued interest from January 1, 1999 at the prime rate on the last business day of 1998 will be payable on the third and fourth installments.

NOTE 9.  TREASURY STOCK

   At September 30, 1998, treasury stock consisted of 596,039 shares of common stock. The Company issued 127,367 shares of treasury stock in the third quarter in conjunction with its purchase of Sibley Industries, Inc. and STACO, Inc. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Stockholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference in repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."


NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS


   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components. This standard expands disclosures and, accordingly, has no impact on the Company's reported financial position, results of operations and cash flows. Comprehensive income for the three months ended September 30, 1997 and 1998 was $6.2 million and $7.9 million, respectively, while comprehensive income for the nine months ended September 30, 1997 and 1998 was $11.8 million and $12.0 million, respectively. Net income was adjusted by the change in the cumulative translation adjustment to arrive at comprehensive income.

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

ITEM 2

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited, to the Company's Form 10-K for the fiscal year ended December 31, 1997 which includes the Company's annual audited financial statements for a full understanding of the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

     The Company manufactures and markets automated feeding, watering, heating and ventilation systems, feed bins, grain storage bins and integrated commercial egg laying and handling systems for the poultry, swine, grain and egg production industries.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales increased 27.0% to $91.1 million for the three months ended September 30, 1998 compared to $71.7 million in the corresponding period of 1997. The increase is attributable to the success in the Company's bundled package of products strategy which has led to domestic poultry market share gains and higher sales of commercial egg laying and handling equipment due to higher levels of profitability for egg producers, and revenues of $14.0 million from the Charoen Pokphand (C.P.) project buildings. Also contributing to the increase is strong demand for domestic farm grain storage bins. The weak overseas economies, particularly in Asia and Brazil, continued to have a negative effect on revenues.

   Gross profit increased 2.4% to $21.1 million in the three months ended September 30, 1998 or 23.1% of net sales compared to $20.6 million in the corresponding period of 1997 or 28.7% of net sales. Gross profit dollars increased due to higher sales levels in 1998. The gross profit margin decrease of 5.6% was largely attributable to lower margins relating to the sales of poultry buildings under projects expected to last into the second quarter of 1999. Also contributing to the decrease were sales increases in lower margin products and the continued weakness in Asia which has reduced our exports of higher margin products to customers in the region.

     Selling, general and administrative expenses increased 24.5% or $1.9 million to $9.9 million in the three months ended September 30, 1998 from $8.0 million in the corresponding period of 1997. As a percent of net sales, selling, general and administrative expenses were 10.9% in the three months ended September 30, 1998 and 11.1% in the corresponding period of 1997. The dollar increase is primarily attributable to assigning resources to address issues associated with the implementation of the fully-integrated enterprise resource planning system, the Sibley Industries Inc. acquisition, and targeted investments in certain key areas within the Company. The decrease as a percentage of net sales was primarily attributed to the increase in sales.

      Operating income decreased 12.1% or $1.5 million to $10.7 million in the three months ended September 30, 1998 compared to $12.2 million in the corresponding period of 1997. Operating income margins decreased to 11.8% of net sales in the three months ended September 30, 1998 from 17.0% of net sales in the corresponding period of 1997. The decrease in operating income was attributable to higher selling, general and administrative expenses offset somewhat by higher gross profit dollars.

     Other income and expense decreased $0.1 million to $1.5 million of expense in the three months ended September 30, 1998 from $1.6 million of expense in the three months ended September 30, 1997. Other expense for 1998 includes a $0.6 million expense for joint venture losses in addition to interest on additional borrowings incurred to support the poultry building project activities and to purchase treasury stock which was more than offset by reduced interest costs after the 1997 IPO.

     Net income decreased 12.0% or $0.8 million to $5.6 million in the three months ended September 30, 1998 from $6.4 million for the corresponding period of 1997. The decrease was due to lower operating income in 1998 offset somewhat by lower interest expense and a lower effective tax rate in the current period due primarily to a higher proportion of pre-tax income coming from a subsidiary with a lower marginal tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales increased 35.4% to $208.4 million for the nine months ended September 30, 1998 compared to $153.9 million in the corresponding period of 1997. The increase reflects the Fancom Acquisition, the Kansas City Grain Systems Division Acquisition, and the Sibley Industries Inc. acquisition that were completed in May 1997, June 1997, and July 1998 respectively. The increase also reflects success in the Company's bundled package of products strategy which has led to domestic poultry market share gains as well as Mexican poultry market strength and revenues of $26.0 million from the C.P. project poultry buildings. The continued weakness in the overseas economies, particularly in Asia and Brazil, all contributed negatively to the revenue line during the nine month period.

   Gross profit increased 11.3% to $46.6 million in the nine months ended September 30, 1998 or 22.4% of net sales compared to $41.9 million in the corresponding period of 1997 or 27.2% of net sales. Gross profit dollars increased due to higher sales levels in 1998. The gross profit margin decrease of 4.8% was attributable to lower margins relating to the sales of poultry buildings under projects expected to last into the second quarter of 1999, sales increases in lower margin products, and the continued weakness in the overseas economies, particularly in Asia, which has reduced our exports of higher margin products to customers in the region. Manufacturing inefficiencies associated with the implementation of the fully-integrated enterprise resource planning system has also negatively affected margins.

   Selling, general and administrative expenses increased 34.7% or $6.6 million to $25.6 million in the nine months ended September 30, 1998 from $19.0 million in the corresponding period of 1997. As a percent of net sales, selling, general and administrative expenses were 12.3% in the nine months ended September 30, 1998 and 12.3% in the corresponding period of 1997. The dollar increase is primarily attributable to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition, and the Sibley Industries, Inc. acquisition, targeted investments in certain key areas within the Company, and the effect of our implementation of the fully-integrated enterprise resource planning system partially offset by lower bonuses and profit sharing expense due to lower than expected performance.

   Amortization of goodwill increased to $1.3 million in the nine months ended September 30, 1998 or 37.2% from $1.0 million in the corresponding period for 1997. The increase is attributable to the amortization of goodwill purchased in the Fancom Acquisition, the Kansas City Grain Systems Division Acquisition offset by the goodwill sold in the Vinyl Division Divestiture, all of which occurred in the second quarter of 1997.

     Operating income decreased 10.1% or $2.2 million to $19.7 million in the nine months ended September 30, 1998 compared to $22.0 million in the corresponding period of 1997. Operating income margins decreased to 9.5% of net sales in the nine months ended September 30, 1998 from 14.3% of net sales in the corresponding period of 1997. The decrease in operating income was attributable to higher selling, general and administrative expenses offset somewhat by higher gross profit dollars.

     Other income and expense decreased $2.6 million to $3.4 million of expense in the nine months ended September 30, 1998 from $0.8 million of expense in the nine months ended September 30, 1997. Other income for 1997 included a pre-tax gain of $3.6 million for the sale of the Vinyl Division offset somewhat by increased costs to finance the Fancom Acquisition and the Kansas City Grain Systems Division

Acquisition. Other expense for 1998 includes a $0.5 million expense for joint venture losses in addition to interest on additional borrowings incurred to finance seasonal working capital needs, to support the poultry building project activities, and to purchase treasury stock which was more than offset by reduced interest costs after the 1997 IPO.

     Net income decreased 17.0% or $2.0 million to $9.9 million in the nine months ended September 30, 1998 from $11.9 million for the corresponding period of 1997. The decrease was due to lower operating income in 1998 and the $1.1 million after-tax gain on sale related to the divestiture of the Company's Vinyl Division offset somewhat by lower interest expense and a lower effective tax rate in the current period due to a higher proportion of pre-tax income coming from a subsidiary with a lower marginal tax rate.

FINANCIAL POSITION

     Changes in the financial position of the Company from December 31, 1997 to September 30, 1998 were due to operational changes.

     Total assets increased $43.6 million from $167.6 million at December 31, 1997 to $211.2 million at September 30, 1998. Accounts receivable increased by $25.8 million from December 31, 1997 to September 30, 1998 due to the seasonal increase in sales volumes, the closing of the Sibley Industries, Inc. and STACO, Inc. acquisitions and an increase in days sales outstanding due, in part, to temporary operational inefficiencies from the integrated resource planning system implementation. At September 30, 1998, construction costs in excess of billings for the poultry project buildings were $5.8 million. Inventories at September 30, 1998 increased by $6.7 million from December 31, 1997. The increase was due to higher inventory levels to support higher order levels for the harvest season and $2.8 million due to the Sibley Industries, Inc. and STACO, Inc. acquisitions. Net property, plant and equipment increased from $46.4 million at December 31, 1997 to $50.3 million at September 30, 1998. Approximately $2.8 million of the increase is attributed to the purchase of assets in the acquisition of Sibley Industries, Inc. and STACO, Inc. The remainder of the increase is due to additions of operational assets offset somewhat by additional accumulated depreciation for the period. Intangibles increased by $1.9 million from December 31, 1997 to September 30, 1998 due to the purchased goodwill in the acquisition of Sibley Industries, Inc. and STACO, Inc., offset somewhat by current period amortization of goodwill and loan costs.

   Total liabilities increased $37.5 million from $94.0 million at December 31, 1997 to $131.5 at September 30, 1998. Accounts payable and accrued liabilities increased $16.2 million due to the seasonal increase in sales and order volumes. Long-term debt increased $23.5 million from $49.2 million at December 31, 1997 to $72.7 million at September 30, 1998 due to revolver borrowings to support seasonal working capital changes, for treasury stock purchases, the Sibley Industries, Inc. and STACO, Inc. acquisitions, and other working capital needs. The current portion of the Accrued Earn-Out increased by $1.7 million while the long-term portion of the Accrued Earn-Out decreased by the same amount as the third installment due on July 1, 1999 was recognized as a current liability.

   Total stockholders' equity increased $7.0 million due to net income for the period offset by net treasury stock transactions and changes in cumulative translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $44.5 million of working capital, an increase of $18.2 million from working capital as of December 31, 1997. Net cash used for operating activities for the nine months ended September 30, 1998 was $4.0 million. Net cash provided by operating activities for the nine months ended September 30, 1997 was $12.1 million. The change was primarily due to the increases in accounts receivable, construction costs incurred in excess of billings and inventories, offset to some extent by increases in accounts payable, accruals and other liabilities.

   For the nine months ended September 30, 1998, cash used in investing activities was $8.2 million which was used for the acquisition of Sibley Industries, Inc. and STACO, Inc., the Rota Brock Ltda. joint venture investment, and the acquisition of fixed assets offset slightly by the sale of assets. For the nine months ended September 30, 1997, cash used in investing activities was $40.1 million, which was used primarily for the Fancom and Kansas City Grain Systems Division acquisitions offset by the sale of the Vinyl Division.

     For the nine months ended September 30, 1998, net cash provided by financing activities was $10.9 million. During this period there was a net $17.5 million increase in cash flows from debt activity offset by a net $6.6 million use of cash for treasury stock activities. For the nine months ended September 30, 1997, net cash provided by financing activities was $28.5 million. Issuance of common stock provided $64.4 million while the redemption of preferred stock used $15.0 million. Proceeds of debt provided $113.8 million for use in acquisition financing and working capital needs while payments on debts totaled $134.7 million.

     The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. The pending acquisition of Roxell N.V. will require an amendment to the existing credit facility which the Company is currently negotiating and which the Company believes will not only be sufficient to fund the acquisition but, also, support its working capital, capital expenditure and debt service requirements for the foreseeable future.

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


(In thousands, except per share amounts)                             Three Months Ended
--------------------------------------------------------------------------------------------------------------------
                                      September 30, | September 30,    December 31,     March 31,       June 30,
                                          1998      |      1997            1997            1998            1998
                                          ----      |      ----            ----            ----            ----
                                                    |
Sales                                    $91,138    |    $71,740         $48,159         $46,778         $   70,464
Gross profit                             $21,085    |    $20,590         $11,823         $11,045         $   14,498
     Gross margin                           23.1%   |       28.7%           24.5%           23.6%              20.6%
Operating income                         $10,713    |    $12,186         $ 3,882         $ 3,095         $    5,933
     Operating income margin                11.8%   |       17.0%            8.1%            6.6%              8.4%
Net income                               $ 5,611    |    $ 6,375         $ 1,957         $ 1,387         $    2,911
Basic earnings per share                 $  0.45    |    $  0.65         $  0.15         $  0.11         $     0.23
Basic weighted average common                       |
   shares outstanding                     12,607    |      9,733          12,925          12,837             12,797
Diluted earnings per share               $  0.43    |    $  0.63         $  0.15         $  0.11         $     0.22
Diluted weighted average common                     |
     shares outstanding                             |
                                          12,950    |     10,149          13,360          13,208             13,184

YEAR 2000 READINESS DISCLOSURE

YEAR 2000 ISSUE

The "Year 2000 ("Y2K") Issue" refers to the inability of certain computers, information systems and microprocessors to recognize and process the century designation in data fields causing potential improper information processing, invalid calculations, erroneous reporting, or at worst, system or equipment failures which could have a materially adverse impact on the Company.

         STATE OF READINESS

The Company is assessing the impact of the Year 2000 with respect to its information technology ("IT") systems and non-IT systems and equipment as well as its potential exposure to significant third party risks. The Company's methodology includes; (i) the identification of systems, equipment and third party relationships; (ii) assessment of Y2K compliance issues related to the systems, equipment and third parties; (iii) correction and testing; (iv) documentation of findings/corrective actions; and (v) contingency planning. Accordingly, the Company has initiated a plan to confirm Y2K compliance or replace/modify existing systems and equipment as required and to assure itself that critical third parties are also addressing the issue.

With respect to IT systems, the Company has completed a preliminary assessment of its major systems and determined that they will not present significant problems in Y2K compliance. The major systems have all been installed within the past 36 months (two of the systems in 1998) and been certified as substantially Y2K compliant or the software developers are in the process of certifying Y2K compliance. These systems were installed in response to the need for integrated systems providing improved management information and not for compliance with Y2K. Testing has commenced and will continue with completion expected by March 31, 1999. Documentation is also expected to be completed by this date.

Non-major IT systems and equipment are still being assessed including equipment and related software. The assessment should be completed by February 15, 1999 while correction, testing and documentation are expected to be completed by May 31, 1999.

Major Non-IT equipment, which is primarily manufacturing equipment, has been identified, assessed and tested in the United States with the determination that the equipment does not generally employ microprocessors with date sensitive operations and thus does not pose a significant Y2K issue. Major Non-

IT equipment outside the United States will be assessed and tested with completion expected by April 30, 1999. Other Non-IT equipment is also expected to be assessed and tested by April 30, 1999.

The Company has identified major and/or critical third party relationships and expects to complete a survey and assessment of third party readiness by February 15, 1999. Based upon the responses received, additional follow up and third party testing will be performed as necessary. The results of this assessment and testing will be a major factor in the eventual contingency plans developed. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or that the failure to convert by another company would not have a materially adverse effect on the Company.


        COST OF YEAR 2000 ISSUE

As of September 30, 1998, the Company has incurred costs of less than $50,000 in year 2000 compliance. The Company is currently in the process of estimating the future cost of Y2K. The cost is not expected to be material.

        RISKS OF YEAR 2000 ISSUE

The Company has not completed its assessment of the most reasonably likely worst case Y2K scenario. However, given the Company's efforts to minimize the Y2K failure of its internal systems and the limited concern of its non-IT equipment, the Company believes the worst case scenario would occur if its primary raw material suppliers or its electricity suppliers experience a Y2K failure which results in the Company's inability to receive critical raw material or suffer a power outage.

While contingency plans have not yet been prepared, the identification and development of an expanded supplier base may be necessary depending upon the responses to the Company's third party survey. A power outage would require the Company to assess the likely duration of the failure and the availability of possible alternative power sources to enable the continuation of production.


        CONTINGENCY PLANS

Because not all occurrences of Y2K failure can be projected, anticipated or controlled, the Company will develop contingency plans that will enable production to continue. Contingency plans are expected to be completed by June 30, 1999. As the Company develops its contingency plans, the costs associated with those plans (i.e. significant inventory stock piling or the arrangement of alternative power sources) - will be assessed vis-a-vis the cost of the most reasonably likely worst case scenario. Consequently, the contingency plan costs and certain mitigating factors, including seasonally lower first quarter business sales and production levels, may not warrant the full implementation of the plans.

        NOTE TO COMPANY'S YEAR 2000 READINESS DISCLOSURE

The costs and the dates on which the Company intends to complete its Y2K analysis and correction are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events and the availability of resources. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Factors that might cause such material differences include, but are not limited to, the availability and cost of alternative suppliers should they be required, the retention of personnel or the availability of new personnel competent with Y2K issues, the ability to locate and correct all relevant computer codes, and similar uncertainties.

It is currently unknown which problems the Company will face for partial or complete non-compliance because it will depend on numerous factors (such as the nature of the problem and how quickly it could be corrected). At worst, such problems could have a materially adverse impact on the Company.

FORWARD LOOKING STATEMENTS

         Certain statements made herein contain forward-looking statements relating to 1998 financial performance and financial condition. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties including (i) the ability to support future working capital needs, and/or obtain funding for the pending Roxell acquisition, (ii) seasonality of the Company's business, (iii) construction progress and the timing of completion and impact on gross margin of building construction projects, (iv) the successful and timely resolution of the enterprise resource system implementation issues and the related costs, and (v) costs and dates the Company intends to complete its Year 2000 analysis. For a more complete presentation of risks and uncertainties, see the Company's filings with the Securities and Exchange Commission, including the Company's report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 8 to the financial statements

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

             11.    Computation of Earnings Per Share.

             27     Financial Data Schedule.

         b)   Reports on Form 8-K.

              CTB INTERNATIONAL CORP. TO ACQUIRE ROXELL N.V. filed on August 19, 1998.

Items 2, 3, and 4 are not applicable and have been omitted.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CTB International Corp.

Dated:  November 16, 1998                    By  /s/ Don J. Steinhilber
------------------------------               ----------------------------------
                                                Don J. Steinhilber
                                     Vice President and Chief Financial Officer