Form 10-K405
period 1998-12-31
CTB INTERNATIONAL CORP
filed 1999-03-31
CIK 1038005

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to _____
                             ______________________

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

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 24, 1999 was approximately

                                  $73,591,391

     The number of shares outstanding of the registrant's common stock as of March 24, 1999 was
                                   12,014,921


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II, and IV.

Portions of the definitive Proxy Statement dated March 24, 1999 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 4, 1999 are incorporated by reference into Part III

                            CTB INTERNATIONAL CORP.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1998

                                     INDEX


Part I                                                                      Page
         Item 1.  Business                                                    3
         Item 2.  Properties                                                 10
         Item 3.  Legal Proceedings                                          10
         Item 4.  Submission of Matters to a Vote of Security Holders        10

Part II
         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        11
         Item 6.  Selected Financial Data                                    12
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12
         Item 7a. Quantitative and Qualitative Disclosures about
                  Market Risk                                                12
         Item 8.  Financial Statements and Supplementary Data                13
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and                                             13
                  Financial Disclosure                                       13

Part III
         Item 10. Directors and Executive Officers of the Registrant         13
         Item 11. Executive Compensation                                     13
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                             13
         Item 13. Certain Relationships and Related Transactions             13

Part IV
         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        14
                  Signatures                                                 18

                                     PART I

ITEM 1. BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     CTB International Corp. (the "Company") is a designer, manufacturer and marketer of agricultural equipment comprised of animal agriculture systems, including automated feeding, watering, ventilation, heating and nests, as well as automated controls; integrated commercial egg production systems; and grain storage and handling systems. The Company serves the poultry, swine, egg production and grain industries. The Company markets its agricultural products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), ROXELL(R) SIBLEY(TM) and STACO(R) brand names.

     CTB International Corp.'s initial predecessor, Chore-Time Equipment Inc. ("Chore-Time Equipment"), was founded in 1952 by Howard S. Brembeck who also established Brock Manufacturing Inc. ("Brock") in 1957. In 1976, Chore-Time Equipment and Brock came under common ownership and in 1985 were merged into a single corporation (the "Predecessor Company").

     The Company and its wholly-owned subsidiary, CTB Ventures, Inc., an Indiana corporation ("CTB Ventures"), were formed by affiliates of American Securities Capital Partners L.P. ("ASCP"). Pursuant to the Stock Purchase Agreement among CTB Ventures, the Predecessor Company and the selling stockholders parties thereto, which included certain members of senior management (the "Predecessor Company Stockholders"), on January 4, 1996, CTB Ventures purchased all of the outstanding capital stock of the Predecessor Company (the "Acquisition"). Concurrent with the Acquisition, the Predecessor Company merged into CTB Ventures and CTB Ventures changed its name to CTB, Inc. ("CTB").

     On May 1, 1997, the Company acquired all of the capital stock of Fancom Holding B.V. ("Fancom Acquisition"). Fancom Holding B.V. is based in The Netherlands and is a manufacturer of climate control systems and software applications for the agricultural industry. These systems permit the simultaneous remote monitoring and operation of multiple poultry and swine locations and the complete control of all critical processes within facilities where poultry and swine are raised and eggs are produced, including climate, feeding, watering, weighing and feed storage. The Fancom Acquisition strengthened the Company's ability to offer integrated equipment solutions and to further access the European market where 90% of Fancom's sales are made through approximately 100 distributors and dealers.

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

     On June 23, 1997, the Company acquired substantially all of the assets and certain specified ordinary course liabilities of the Grain Systems Division of Butler Manufacturing Company ("Kansas City Grain Systems Division Acquisition"). Based in Kansas City, Missouri, the Kansas City Grain Systems Division manufactures grain storage bins and markets grain storage, conditioning and handling systems for grain producers and processors throughout the world. The Kansas City Grain Systems Division Acquisition contributed to the Company's competitive position in grain storage markets by greatly increasing the scope of its distribution network, enhancing the Company's grain storage bin manufacturing capability and adding an additional range of on-farm and commercial grain storage bins to its existing product line. The acquisition expanded the Company's grain bin distribution base by an additional 300 dealers, expanding dealership coverage in key grain producing states. The Company has the right to use the Butler logo for two years and the trademark and trade name for three years after such closing date.

     On August 26, 1997, the Company completed the initial public offering of its common stock.

     On May 29, 1998, the formation of Rota Brock Ltda. was completed. Rota Brock Ltda. was a 50/50 joint venture between CTB, Inc. and Rota Indu stria de Maquinas Agricolas, Brazil, pursuant to the joint venture agreement entered into February 9, 1998. The joint venture was to produce commercial grain storage silos and feed bins in addition to seed storage and grain and seed handling equipment in Brazil. The Company contributed $3.6 million to the joint venture in 1998. On January 22, 1999, the parties agreed to terminate and liquidate the joint venture due to business and general economic conditions in Brazil. The Company recognized in 1998 a $0.5 million write-off for its share of operating losses of the joint venture and a $3.1 million charge for impairment in value of the investment.

     On July 7, 1998, CTB International Corp. acquired Sibley Industries, Inc. of Anderson, Missouri. Sibley Industries is a leading manufacturer of poultry brooders, units that provide warmth to enhance the growing environment of young birds, as well as heaters and handling equipment for livestock.

     On September 25, 1998, CTB International Corp. acquired STACO, Inc. of Schaefferstown, Pennsylvania. STACO, Inc. is a leading manufacturer of feeders and other equipment for the swine-raising industry.

     On January 12, 1999, the Company acquired Roxell N.V. ("Roxell") of Maldegem, Belgium. Roxell is a leading manufacturer of automated feeding and watering systems as well as feed storage bins for the poultry and swine production markets.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one industry segment which includes the design, manufacture and sale of agricultural equipment.

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

     A primary driver impacting demand for the Company's products is economic and population growth occurring in the Company's international markets, including Asia, Latin America and to a lesser extent, Eastern Europe and Russia. Increasing disposable income in international markets enables consumers to devote larger portions of their income to improved and higher protein-based diets. In the past, this has meant stronger demand for meat, specifically poultry and pork, as these meats provide a more cost-effective source of animal
protein than beef.   The Asian economic crisis that began in the second half of
1997 and related spillover effects into Brazil slowed the Company's export growth in 1998. Although the Company expects continued slowness in these markets in 1999, the Company believes the long-term market fundamentals remain strong, and demand in Asia and Brazil should increase once their economic crises end.

     Demand for grain and the required infrastructure for grain storage, conditioning and handling is driven by several factors, including additional grain being used as feed to support the increased international production of poultry, swine and other meats discussed above. The U.S. Federal Agricultural Improvement and Reform (FAIR) Act of 1996 and continued crop yield enhancements are expected to lead to increased worldwide grain production. Additionally, increased demand for worldwide grain production should support increased values for grain products. Furthermore, the less functionally sophisticated and efficient grain storage facilities outside the U.S. and Western Europe, which experience higher levels of grain spoilage and loss, are increasingly likely to be replaced by more modern equipment. The Company believes these dynamics will continue to support rising domestic and international demand for the Company's grain storage and handling systems.

     In 1998, pork supplies outpaced processing capacity in the United States. This had the effect of lowering prices growers received when taking hogs to market in much of the world. The combination of the supply/capacity limitation resulting in lower prices caused a decrease in demand for the Company's animal agriculture products sold into the swine market. The Company believes this is part of a historical cycle in the hog market that will last into the first half of 1999.

COMPANY PRODUCTS

     The Company has historically been primarily a producer of feeding systems, commercial egg production systems and grain storage. More recently the Company increased its emphasis on its other animal agriculture products by introducing more advanced poultry watering systems and poultry and swine ventilation systems. Through acquisition, the Company has added greater breadth of swine feeding components, heating systems and computer-based controls to its animal agriculture line. And, through an exclusive marketing alliance, the Company has added a nesting system. These product offerings are part of the Company's strategy to offer complete, integrated systems for poultry, egg and swine production. The Company believes that its ability to offer integrated systems to poultry, egg and swine producers provides it with an advantage over its competitors enabling producers to purchase complete, integrated production systems from a single distributor who can offer high-quality installation and service. The Company is also a designer, manufacturer and marketer of grain storage bins and handling systems for farm and commercial storage, and markets grain conditioning equipment. The Company believes its systems offer the highest quality in grain storage, exhibit strength and durability, facilitate efficient handling, and minimize spoilage and loss.

     The Company manufactures and sells its animal agriculture equipment under the CHORE-TIME(R), FANCOM(R), ROXELL(R), SIBLEY(TM) and STACOR(R) brand names and its complete line of galvanized steel grain storage bins and handling and conditioning systems under the BROCK(R) brand name.

Animal Agriculture

Feeding Systems

     The Company manufactures feeding systems for the buildings in which broilers (chickens raised for consumption), turkeys and breeders (chickens and turkeys raised to produce hatching eggs) are raised. Broilers and turkeys are raised in grow-out houses and breeders are raised in breeder houses. The Company also manufactures swine feeding systems for all stages of swine production, including feed storage bins, feed delivery systems, and volumetric feeders.

     In addition to the individual product features outlined below, the Company believes that its poultry and swine feeding systems are distinguished by corrosion-resistant plastic and galvanized steel parts; special engineering for durability and reliable operation; the FLEX-AUGER(R) system which allows feed to be conveyed up, down and around corners; and automated controls which coordinate feeding, watering, ventilation and lighting schedules. Additionally, the Company's feed storage bins, used for bulk feed storage, are distinguished by a number of patented features that are designed to maximize capacity, permit easy cleaning and ensure proper feed flow, including the "ALL-OUT? System" which is designed to manage the quality of stored feed, and features which prevent rain and condensation from entering feed storage bins; and provide first-in, first-out material flow to keep feed fresh to prevent spoilage and blended to provide uniform quality rations to the poultry and swine as bins fill.

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

     The Company's poultry feeding systems consist of feed storage bins located outside the grow-out or breeder houses, a feed delivery system which delivers the feed from the feed storage bin into the house and an internal feed distribution network which delivers the feed to the birds. The feed delivery and distribution systems include the Company's FLEX-AUGER(R) products which convey the feed through an enclosed pipe from the feed storage bin to the house where another auger delivers it to feeding pans. Feeding pans are suspended throughout the grow-out and breeder houses with suspension apparatus and other components allowing direct feed delivery to each bird. The suspension apparatus for grow-out houses raises and lowers the pans according to the size of the birds. In addition, these patented feed pans adjust from flood feeding for young chicks to regulated feed levels for older birds. Automatic timers are also available to allow for automated periodic feeding. Feed storage bins manufactured by the Company are sold as an integrated component of the Company's feeding systems.

     SWINE. The profitability of swine producers depends largely on the feed-to-meat ratio and the number of pounds of lean meat of swine produced. For sow operations, (swine produced for breeding purposes), profitability is determined by the size and number of litters per sow per year. The Company's feeding systems for swine are designed to maximize the feed-to-meat ratio of swine by delivering appropriate diets at scheduled times to prevent swine from eating continuously, thus reducing feed waste and improving feed conversion and utilization. The Company's feeding systems for sows are designed to maximize the production of piglets by lowering animal stress and reducing the associated costs by limiting feed waste and minimizing labor costs.

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

Watering Systems

     The Company produces nipple watering systems for breeder, egg layer and broiler houses. The ability of each bird to obtain water easily and immediately is an essential factor in facilitating weight gain. The Company's watering systems consist of a water pipe system which distributes water throughout the house to drinking units supported by winches, cables and other components. The water is delivered to the system through a regulator designed to provide differential water pressure according to demand. For grow-out houses, the watering system delivers water through a patented button nipple drinker that produces a large bead of water allowing young birds to find the water quickly and easily, facilitating weight gain.

     The Company believes that its watering systems are further distinguished by water pressure and height adjustments which allow the delivery of appropriate flow rates to birds of all ages, corrosion-resistant parts, easy installation, maintenance and self-cleaning features.

Ventilation Systems

     The Company manufactures and supplies ventilation systems for breeder, layer and broiler grow-out houses and swine buildings. The systems consist of fans, shutters, evaporative cooling systems, winches, inlets and other accessories to regulate temperature and air flow. The acquisition of Fancom complements the Company's product line of ventilation systems with state-of-the-art climate control and software applications which permit the remote control and monitoring of the climates of multiple poultry and swine locations. Proper ventilation systems are crucial for maximizing feed-to-meat ratios by reducing stress caused by extreme temperature fluctuation, allowing for higher density production and providing for optimum bird and swine health through disease prevention.

     The Company believes that its ventilation systems are distinguished by ease of assembly in the field, energy-efficient airflow management, a unique design ideal for international sales which ships compactly and inexpensively and assembles with little hardware and few tools, a reliable system of environmental controls and a non- corrosive line of fans designed for egg layer and swine buildings. In addition, the Company's ventilation systems may be marketed with the Company's feeding and watering systems to poultry growers and with the Company's feeding systems to swine growers to offer integrated production systems which can be controlled by the Company's automated controls.

Heating

     The Company manufactures and markets systems which provide heat for poultry and swine in grow-out buildings. The heating systems provide efficient, reliable supplemental heat for young and growing animals in colder climates. Supplemental heat minimizes the energy animals spend keeping warm, which, in turn, enhances feed efficiency.

Automated Controls

     In conjunction with sales of automated poultry, swine and egg production systems, the Company sells a full range of systems controls ranging from timers and thermostats to complex whole-house PC-based control systems. Controls are available for the breeder, grow-out, egg laying houses and swine buildings to operate automatically the feeding, watering, ventilation and lighting operations, either individually or as fully-integrated systems.

     In the U.S., the egg industry has led the advancement in automation by utilizing PC-based control systems to coordinate the feeding, watering, ventilation and lighting schedules in the house(s) on an integrated basis. The coordination of these functions has resulted in increased operating efficiencies. The Company anticipates similar advancements in the broiler, turkey and swine industries from existing standards of independent controls to integrated systems similar to the egg industry.

     The Company manufactures its own line of control products which includes a broad range of sophisticated, whole-house personal computer-based control systems and increases the Company's flexibility in offering fully- integrated systems. The Company offers systems ranging from individual climate, liquid and dry feeding, and weighing controls to PC-based systems allowing for simultaneous remote monitoring and control of multiple poultry and swine locations.

Nests

     The Company offers mechanical nest systems through an exclusive marketing arrangement. Nests are used in poultry breeder operations for the purpose of efficiently gathering and handling fertile eggs.

Egg Laying/Handling Systems

     The Company is a leading U.S. manufacturer of egg production systems. Its integrated system approach includes layered galvanized wire mesh cages, feed storage bins, a feed delivery system, cage mounted feeders, an egg collection system, ventilation, waste removal and watering equipment. The feeding, watering and ventilation components of each system are similar to those described above.

     The profitability of poultry egg producers is determined by the number and size of eggs produced by each bird, the cleanliness of the eggs and the length of each bird's laying cycle. Egg production is optimized by factors similar to those maximizing feed-to-meat ratios for broilers and therefore product features such as periodic individualized feeding, easy access to water and adequate ventilation distinguish the Company's egg laying systems. In addition, egg producer profitability depends upon the gentle handling of eggs to minimize breakage. The Company's egg handling system is distinguished by a patented egg collection system, designed to handle eggs more gently, resulting in fewer cracked or broken eggs. In addition, because the Company manufactures all the necessary production systems for an egg house, it can offer fully-integrated egg production systems monitored and operated locally or remotely by the Company's automated controls.

Grain Storage and Handling Systems

     The Company manufactures a wide variety of models of grain storage bins for on-farm and commercial grain storage in diameters ranging from 15 to 105 feet with capacities to over 680,000 bushels. The Company also manufactures and markets a line of industrial bulk storage bins and conveying equipment. In addition to the products marketed under the BROCK(R) brand name, the Company produces grain storage bins on a private label basis.

     The Company's grain storage bins are distinguished by an aeration floor which helps preserve grain condition, patented corrosion resistant bolts and certain additional patented features which allow for easy unloading of grain. The Company believes its grain storage bins are further distinguished by superior roof strength, ease of installation, special engineering for durability, reliable operation, and superior cosmetic appearance.

     The Company also manufactures an enclosed conveyor system for transporting grain efficiently without waste and spoilage. Grain conditioning equipment used to enhance the quality and marketability of stored grain is marketed by the Company as part of its Grain Systems package of products.

PRODUCT DISTRIBUTION

     The Company sells its agricultural products primarily through a network of U.S. and international independent distributors and dealers who offer targeted geographic coverage in key poultry, swine, egg and grain producing markets throughout the world. The Company's distributors and dealers sell products to poultry, egg, swine and grain producers, agricultural companies and other end users. These independent distributors and dealers install and service the Company's products, many of whom also offer additional technical support and service to the end user. Some of the Company's distributors sell products directly to end users and others sell products through their own dealer networks. The Company provides training to its distributors and dealers at its training center, qualifying distributors and dealers to install and service the Company's products and systems. The Company believes that its distribution network is the strongest in the industry, providing its customers with high levels of top quality service. The Company maintains long- standing relationships with its distribution network.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company manufactures its products primarily with galvanized steel, steel wire and polymer materials, including polyvinylchloride (PVC) pipe, polypropylene and polyethylene. In addition, it purchases certain components including electric motors for incorporation in some of its products. It also purchases grain handling systems which it sells together with grain storage bins outside of the U.S. PVC pipe is purchased primarily from a company formed in conjunction with the Vinyl Division Divestiture in which CTB has a 50% ownership interest. The Company is not dependent on any one of its suppliers and has not experienced difficulty in obtaining any parts or materials. The Company purchases galvanized steel from a variety of integrated mills and galvanizing processors. In addition, the components or substitute components, materials and parts purchased by the Company are readily available from alternative suppliers.

PATENTS AND TRADEMARKS

     The Company has numerous patents covering innovations in poultry and livestock feeding and other agricultural equipment and has applied for additional patents. The Company aggressively seeks patent protection for its technological developments. The Company also has numerous trademarks and has submitted applications for additional trademarks. While the Company believes its patents and trademarks have significant value, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or group of related patents. No significant patents will expire prior to December 31, 2001.

SEASONALITY

     Sales of agricultural equipment are seasonal, with poultry, swine and egg producers purchasing equipment during prime construction periods in the spring, summer and fall and farmers traditionally purchasing grain storage bins in the summer and fall in conjunction with the harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase inventory in anticipation of seasonal demand.

BACKLOG

     Backlog is not a significant factor in the Company's business taken as a whole, because most of the Company's products are delivered within a few weeks of being ordered. The Company's backlog on or about March 24, 1999 and 1998, was $39.3 million and $33.8 million, respectively.

COMPETITION

     The market for the Company's products is competitive. Domestically and internationally, the Company competes with a variety of manufacturers and suppliers, many of which offer only a limited number of the products offered by the Company and two of which offer products across most of the Company's product lines.

     Competition is based on the price, value, reputation, quality and design of the products offered and the customer service provided by distributors, dealers and manufacturers of the products. The Company believes that its leading brand names, strong distribution network, diversified product line, product support and high-quality products enable it to compete effectively. The Company further believes that its ability to offer integrated systems to poultry, egg and swine producers, which significantly lower total production costs and help producers achieve further productivity gains and profitability, provide it with a competitive advantage. The Company also believes that integrated equipment systems offer significant benefits to distributors, including lower administrative and shipping costs and the ease of dealing with a single supplier for all of their customers' needs. In addition, the Company believes its distributors and dealers provide producers with high quality-service, installation and repair.

RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company has research and product development and design engineering located in Milford, Indiana, Panningen, The Netherlands, and to a lesser extent, certain of its other locations. Expenditures by the Company for product research and development amounted to approximately $5.8 million, $4.4 million, and $3.6 million for the years ended December 31, 1998, 1997, and 1996, respectively.

EMPLOYEES

     As of March 24, 1999, the Company had approximately 1,600 employees. The Kansas City Grain Systems Division's approximate 109 hourly employees are currently subject to a collective bargaining agreement which expires January 31, 2000. Management believes that its relationships with the Company's employees are good.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
     EXPORT SALES

     United States and foreign operations, which currently includes subsidiaries in The Netherlands and Brazil are as follows:


(in thousands)                            1998        1997        1996
-------------------------------------------------------------------------
Net sales:
     United States                     $240,348     $177,439     $148,089
     Latin America                        1,845        3,519          718
     Europe/Middle East                  29,987       21,105           46
Operating income (loss):
     United States                       20,593       23,836       19,290
     Latin America                       (1,196)        (525)         (12)
     Europe/Middle East                   3,805        2,528           56
Identifiable assets:
     United States                      154,309      142,794      102,897
     Latin America                        2,457        1,863          336
     Europe/Middle East                  38,360       22,894          118


Net sales (based on destination) were as follows:

(in thousands)                             1998        1997        1996
-------------------------------------------------------------------------

United States                            $193,534    $128,480    $105,962
Latin America                              21,497      18,734      14,129
Europe/Middle East                         39,310      31,133      10,334
Asia                                        7,881      15,869      14,174
Canada                                      9,958       7,847       4,254
-------------------------------------------------------------------------
  Total                                  $272,180    $202,063    $148,853
-------------------------------------------------------------------------

ITEM 2. PROPERTIES

     The following table sets forth information regarding the principal properties of the Company as of March 24, 1999:

Location                        Facility Description                    Square Feet         Leased/Owned
---------------------------------------------------------------------------------------------------------
Milford, Indiana                Plant, corporate headquarters and         611,000               Owned
                                miscellaneous areas
Kansas City, Missouri           Plant and office                          396,000               Owned
Maldegem, Belgium               Plant and office                          161,400               Owned
Decatur, Alabama                Plant and office                          120,000               Owned
Panningen, The Netherlands      Plant and office                           88,000            Owned/Leased
Anderson, Missouri              Plant and office                           66,000               Owned
Schaefferstown, Pennsylvania    Plant and office                           29,000               Leased
Wierden, The Netherlands        Plant and office                           25,800               Leased
Springdale, Arkansas            Plant and office                           15,000               Leased
Vitre, France                   Warehouse and office                       15,000               Owned
Londrina, Brazil                Warehouse and office                       14,000               Leased
Deurne, The Netherlands         Warehouse and office                        8,300               Leased
Nova Odessa, Brazil             Warehouse and office                        8,300               Leased

     Management believes that its facilities and equipment are generally well-maintained and are in good operating condition and that its capacity for the manufacture of its products is adequate to satisfy anticipated demands for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. While the Company is unable to predict with certainty the outcome of current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of these proceedings will have a material adverse effect on its financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

     J. CHRISTOPHER CHOCOLA - President of the Company since February 1996 and Chief Executive Officer of the Company since April 1997. Mr. Chocola has served as Chief Executive Officer of CTB (prior to January 1996, the Predecessor Company) since March 1994. From July 1993 to February 1994, Mr. Chocola served as Executive Vice President of the Predecessor Company. From November 1993 to July 1996, Mr. Chocola served as the General Manager of the Chore-Time division. From October 1991 to November 1993, Mr. Chocola served as the General Manager of the Brock division. Mr. Chocola joined the Predecessor Company in 1988. Mr. Chocola was elected to the Board of Directors of the Predecessor Company in February 1991 and of the Company in February 1996.

     BRIAN D. DAWES - Vice President and General Manager-Floor Systems of CTB since May 1997. Mr. Dawes was Vice President of the Vinyl Products Division of CTB (prior to January 1996, the Predecessor Company) from July 1994 until May 1997. Mr. Dawes served as Manager of National Contract Sales at Zimmer, Inc., an orthopedics product division of Bristol-Myers Squibb, from 1992 until July 1994. Mr. Dawes rejoined the Predecessor Company in 1994, having served in management positions at the Predecessor Company from 1981 until 1986.

     MICHAEL J. KISSANE - General Counsel and Secretary of the Company since April 1997 and Vice President of the Company since December 1995. Mr. Kissane has been a Vice President of CTB (prior to January 1996, the Predecessor Company) since July 1993, the Secretary of CTB (prior to January 1996, the Predecessor Company) since March 1994 and has served as General Counsel of CTB (prior to January 1996, the Predecessor Company) since joining the Company in January 1992. Prior to joining the Company, Mr. Kissane was a member of the law firm of Strauss & Kissane in San Diego, California.

     MARK A. LANTZ - Vice President and General Manager - Cage Systems of CTB since May 1997. Mr. Lantz served as Vice President-Operations of CTB from February 1996 until May 1997. Mr. Lantz served as Operations Manager of CTB (prior to January 1996, the Predecessor Company) from November 1993 until February 1996, as Vice President-Manufacturing of the Predecessor Company from July 1993 until November 1993 and as Plant Manager of CTB (prior to January 1996, the Predecessor Company) from October 1991 until July 1993. Mr. Lantz joined the Predecessor Company in 1989.

     GEORGE W. MURDOCH - Executive Vice President and General Manager, Chore-Time International since January 1998. Mr. Murdoch served as Vice President of International Marketing from September 1996 to January 1998, as European Sales Manager from August 1994 to September 1996, as Sales Manager-Latin America from January 1994 to August 1994, and Regional Sales Manager from January 1991 to January 1994.

     DON J. STEINHILBER - Vice President, Chief Financial Officer and Treasurer of the Company since April 1997. Mr. Steinhilber served as Vice President and Assistant Treasurer of the Company from December 1995 until April 1997. Since December 1996, Mr. Steinhilber has served as Vice President, Chief Financial Officer and Treasurer of CTB. From July 1993 to December 1996, Mr. Steinhilber served as Vice President and Treasurer of CTB (prior to January 1996, the Predecessor Company). From July 1991 to July 1993, Mr. Steinhilber served as International Controller of the Predecessor Company. Mr. Steinhilber joined the Company in July 1991.

     ROGER W. TOWNSEND - Executive Vice President of CTB since April 1996 and General Manager-Brock Grain and Feed Systems of CTB since May 1997. Mr. Townsend was Chief Operating Officer of CTB (prior to January 1996, the Predecessor Company) from March 1994 until May 1997. From November 1993 to July 1996, Mr. Townsend served as General Manager of the Brock division. From July 1993 to November 1993, Mr. Townsend served as Vice President of Engineering of the Predecessor Company. From October 1991 to July 1993, Mr. Townsend served as Assistant General Manager of the Brock division. Mr. Townsend joined the Company in 1977.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     CTB International Corp. common stock began trading on the NASDAQ Stock Marketr under the symbol "CTBC" on August 21, 1997. As of March 24, 1999 there were approximately 142 stockholders of record.

     The following table sets forth the quarterly high and low sales prices for Company's common stock as reported by the NASDAQ Stock Market.

        1998            1st Qtr.        2nd Qtr.       3rd Qtr.        4th Qtr.
        ----            -------         --------       -------         -------
        High            $17-1/4         $17-3/16        $14             $9
        Low             $12-3/4         $13-9/16        $6              $5-7/8

                                       11

        1997            1st Qtr.        2nd Qtr.       3rd Qtr.        4th Qtr.
        ----            -------         --------       -------         -------
        High            N/A             N/A             $17-3/4         $19-1/4
        Low             N/A             N/A             $13-63/64       $14-1/4

     The Company does not anticipate paying any dividends on the common stock in the foreseeable future, and intends to retain all earnings, if any, for general corporate purposes. The declaration and payment of dividends, if any, by the Company will be dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, subject to the discretion of the Board of Directors. The Company's credit agreement contains certain restrictions on CTB's ability to pay dividends or make other distributions.

ITEM 6. SELECTED FINANCIAL DATA

     The response to this Item is incorporated by reference to the information under the caption "Summary Financial Information" on page 18 of the Company's Consolidated Financial Statements contained in the 1998 Annual Report which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The response to this Item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-25 of the Company's Consolidated Financial Statements contained in the 1998 Annual Report which is incorporated herein by reference.

     Concerning Forward-Looking Statements - This Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections, contain forward- looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by, or including the words "future," "anticipate(s)," "expect," "believe(s)," "plan," "outlook," "should," or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements: availability of and price of raw material, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results. The "Forward-Looking Statements" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24-25 in the 1998 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk is limited to $43.2 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of December 31, 1998, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.3 million.

     The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, the Company's exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $150,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and $60,000, net of tax, for every 5% depreciation of the Dutch Guilder per U.S. dollar. These amounts are estimates only and are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     In response to this item, reference is made to the information under the captions "Summary Financial Information," "Independent Auditors' Report," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," on page 18 and pages 26-43 of the Company's Consolidated Financial Statements contained in the 1998 Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In response to this Item, reference is made to the information under the caption "Election of Directors" on CTB International Corp.'s Proxy Statement for the 1999 annual meeting of stockholders which is incorporated herein by reference and to the information contained as a separate item in PART I hereof under the caption "Executive Officers of the Company" which is also incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     In response to this Item, reference is made to the information under the caption "Executive Compensation," and "Report of the Compensation Committee on Executive Compensation" on CTB International Corp.'s Proxy Statement for the 1999 annual meeting of stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In response to this Item, reference is made to the information under the caption "Principal Stockholders" on CTB International Corp.'s Proxy Statement for the 1999 annual meeting of stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Stock Purchase Agreement

     Pursuant to the Stock Purchase Agreement, the Company agreed to make certain contingent payments to the Predecessor Company stockholders (the "Earn-Out Amount") based on a calculation of cumulative Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") calculated in accordance with the Stock Purchase Agreement. The Earn-Out Amount was determined based on cumulative EBITDA for the three-year period ended December 31, 1998. The cumulative EBIDTA target was subject to adjustment in the event of any merger, acquisition, divestiture or other extraordinary transaction. An amendment to the Stock Purchase Agreement to give effect to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture revised the EBITDA target from $89.5 million to $103.4 million.

     The Earn-Out Amount recorded under the terms of the Stock Purchase Agreement as amended has been calculated as $7,040,000. The Company is obligated to pay the Earn-Out Amount in three installments beginning on April 5, 1999. The first installment is equal to 50.0% of the actual Earn-Out Amount, and the second and third installments are each equal to 25.0% of the actual Earn-Out Amount. Interest will accrue at the prime rate as of December 31, 1998, which was 7.75%.

     Portions of the Earn-Out Amount are payable to certain current directors and officers of the Company.

     Under the terms of the purchase agreement, the Company is required to pay annual management fees of $300,000 plus expenses to ASCP. Additionally, other fees paid by the Company to ASCP include $750,000 in connection with the Acquisition on January 4, 1996; $503,000 in connection with the acquisitions of Fancom and the Kansas City Grain Systems Division; and $350,000 in connection with the Offering. In conjunction with the Offering, certain stockholders (including affiliates of ASCP, J. Christopher Chocola and Caryl Chocola) redeemed 15,000 shares of Preferred Stock and exchanged 9,069 shares of Preferred Stock for 647,786 shares of Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a.) 1.  Consolidated Financial Statements

         The following financial statements as set forth under PART II, Item 8 of this report are incorporated by reference to the Company's 1998 Annual Report:

         Consolidated Statements of Income
         Consolidated Balance Sheets
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

                                                                       1998 Form
                                                                       10-K Page
        Independent Auditors' Report                                       15

(a.) 2. Financial Statement Schedules

        Schedule I - Parent Company Financial Statements                   16
        Schedule II - Valuation and Qualifying Accounts                    17

             All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of CTB International Corp. or the Notes thereto.

(a.) 3. Exhibits

        The exhibits filed with this report are listed on the "Exhibit Index" on page 19.

(b.) Reports on Form 8-K

        None filed in the fourth quarter 1998.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and
Board of Directors of CTB International Corp.:

     We have audited the consolidated financial statements of CTB International Corp. as of December 31, 1998 and 1997, and each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 8, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of CTB International Corp. listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 8, 1999

SCHEDULE I

PARENT COMPANY FINANCIAL STATEMENTS

     As discussed in Note 10, under the terms of the New Credit Agreement, CTB, Inc., the Company's wholly owned subsidiary, is limited in the dividends it may distribute to the Company, subject to meeting certain financial goals and requirements. Accordingly, the following parent company only financial statements are presented because the distribution of the net assets of CTB, Inc. are restricted.
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                       1998            1997
ASSETS
  Equity investment in subsidiaries                   $76,825         $73,546
                                                      -------         -------
    TOTAL ASSETS                                      $76,825         $73,546
                                                      =======         =======
LIABILITIES AND STOCKHOLDER'S EQUITY
  Stockholder's Equity                                $76,825         $73,546
                                                      -------         -------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $76,825         $73,546
                                                      =======         =======

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                        1998            1997           1996


Equity in undistributed net income of subsidiaries    $ 9,196          $ 13,899       $ 8,502
                                                      -------          --------       -------
  NET INCOME                                          $ 9,196          $ 13,899       $ 8,502
                                                      =======          ========       =======

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                         1998            1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 9,196         $ 13,899       $ 8,502
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in undistributed net income of subsidiaries  (9,196)        (13,899)        (8,502)
                                                       -------         --------       -------
    Net cash provided by operating activities               --              --             --
                                                       -------         --------       -------
Net increase in cash                                        --              --             --
Cash at beginning of period                                 --              --             --
Cash at end of the period                              $    --         $    --        $    --
                                                       =======         =======        =======

Note 1 - The Company uses the equity method of accounting for its investment in subsidiaries.

Note 2 - See the Notes to the Company's 1998 Consolidated Financial Statements for a complete description of the Company's accounting policies.

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

               Column A                    Column B           Column C           Column D      Column E
      --------------------------           ---------   ---------------------     --------      --------
                                                             Additions
                                                       ---------------------
                                          Balance at  Charged to   Charged to                  Balance at
                                          beginning     costs &      other                      end of
                                          of period    expenses     accounts   Deductions        period
                                         ------------  ---------    ---------  ----------      ----------
1998
      Allowance for doubtful accounts .     $657          $568         --        $103 (1)        $1,122
      Inventory obsolescence reserve. .      554           188         --         108               634

1997
      Allowance for doubtful accounts .     $449          $362         --          32              $657
      Inventory obsolescence reserve. .      214           372         --          32               554

1996
      Allowance for doubtful accounts .     $435          $325         --         $31 (1)          $449
      Inventory obsolescence reserve. .      190            24         --           --              214

----------------------
(1)   Uncollectible accounts written off

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CTB International Corp.


                                             By:  /s/ J. Christopher Chocola
                                                -----------------------------
                                                      J. Christopher Chocola
                                                      Chief Executive Officer

March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CTB International Corp. and in the capacities and on the dates indicated.


        Signature                   Title                                      Date
        ---------                   -----                                      ----
/s/   J. Christopher Chocola      Director, President and Chief Executive      3/31/99
-------------------------------   Officer (Principal Executive Officer)
J.  Christopher Chocola


/s/   Don J. Steinhilber          Vice President and Chief Financial Officer   3/31/99
-------------------------------   (Principal Financial and Accounting Officer)
Don J. Steinhilber


/s/   Caryl M. Chocola            Director                                     3/31/99
-------------------------------
Caryl M. Chocola


/s/   Michael G. Fisch            Director                                     3/31/99
-------------------------------
     Michael G. Fisch


/s/   Larry D. Greene             Director                                     3/31/99
-------------------------------
Larry D. Greene


/s/   Frank S. Hermance           Director                                     3/31/99
-------------------------------
Frank S. Hermance


/s/   David L. Horing             Director                                     3/31/99
-------------------------------
David L. Horing


/s/   Charles D. Klein            Director                                     3/31/99
-------------------------------
Charles D. Klein


                                 EXHIBIT INDEX


Exhibit Number

3.1 Form of Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1
      (Registration No. 333-29873) (the "Company's Registration Statement") and incorporated herein by reference.
3.2   Form of By-Laws of the Company filed as Exhibit 3.2 to the Company
      Registration Statement and incorporated herein by reference.
4.1   Specimen Certificate of Common Stock of the Company filed as Exhibit
      4.1 to the Company Registration Statement and incorporated herein by reference.
10.1  Commitment Letter, dated as of March 21, 1997, by and among CTB, Inc., and
      KeyBank National Association filed as Exhibit 10.1 to the Company
      Registration Statement and incorporated herein by reference.
10.2  Asset Purchase Agreement, dated as of March 31, 1997, by and among
      Butler Manufacturing Company and CTB, Inc., filed as Exhibit 10.2 to the
      Company Registration Statement and incorporated herein by reference.
10.3  Share Purchase Agreement, dated as of May 1, 1997, by and among Chore-Time
      Brock Holding B.V. and Halder Investments III B.V., V. Berger, A. Faber,
      J. Paquet, J.H.M. Cremers and H.W. Gootzen and Fancom Holding B.V. filed as Exhibit 10.3 to the Company Registration Statement and incorporated herein by reference.
10.4  Asset Purchase Agreement, dated as of May 29, 1997, between CTB, Inc., and
      Royal Crown Limited filed as Exhibit 10.4 to the Company Registration
      Statement and incorporated herein by reference.
10.5 Stock Purchase Agreement, dated as of November 29, 1995, by and among the Company, CTB Ventures, Inc., CTB, Inc., and the selling shareholders party thereto filed as Exhibit 10.5 to the Company Registration Statement and incorporated herein by reference.
10.6 Stockholders Agreement, dated as of January 4, 1996, by and among the Company and the Individual Shareholders party thereto filed as Exhibit
      10.6 to the Company Registration Statement and incorporated herein by reference.
10.7  Board Representation Agreement, dated as of January 4, 1996, by and among
      American Securities Capital Partners, .P., J. Christopher Chocola, Caryl
      Chocola and the Company filed as Exhibit 10.7 to the Company Registration
      Statement and incorporated herein by reference.
10.8  Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.8 to the
      Company Registration Statement and incorporated herein by reference.
10.9  Profit Sharing Plan filed as Exhibit 10.9 to the Company Registration
      Statement and incorporated herein by reference.
10.10 Management Incentive Compensation Plan filed as Exhibit 10.10 to the
      Company Registration Statement and incorporated herein by reference.
10.11 Escrow Agreement, dated as of November 29, 1995, by and among CTB
      Ventures, Inc., the shareholders party thereto and NBD Bank, N.A., filed as Exhibit 10.11 to the Company Registration Statement and incorporated herein by reference.
10.12 Management Consulting Agreement, dated as of January 4, 1996, by and among
      CTB, Inc. and American Securities Capital Partners, L.P., filed as Exhibit
      10.12 to the Company Registration Statement and incorporated herein by reference.
10.13 Agreement for Partial Release of Escrowed Funds, dated as of March 1,
      1997, by and among CTB, Inc. and each of the shareholders party thereto filed as Exhibit 10.13 to the Company Registration Statement and incorporated herein by reference.
10.14 Transaction Consulting Agreement, dated as of April 30, 1997, by and among the Company and American Securities Capital Partners, L.P., filed as
      Exhibit 10.14 to the Company Registration Statement and incorporated herein by reference.
10.15 Transaction Consulting Agreement, dated as of April 30, 1997, by and among
      CTB, Inc., and American Securities Capital Partners, L.P., filed as
      Exhibit 10.15 to the Company Registration Statement and incorporated herein by reference.
10.16 Acquisition Agreement of all shares of Roxell N.V., dated November 30,
      1998, filed as Exhibit 99.2 to the Company's February 10, 1999 Form 8-K filing.

10.17 Representations and Warranties of Sellers, filed as Exhibit 99.3 to the Company's February 10, 1999 Form 8-K filing.

10.18 Amendment No. 3 dated as of November 19, 1998 to Credit Agreement dated as of August 15, 1997.

11 Computation of Earnings Per Share incorporated herein by reference from the Company's Annual Report.

13    1998 Annual Report to Shareholders of CTB International Corp.

21    Subsidiaries of CTB International Corp. filed as Exhibit 21 to the
      Company Registration Statement and incorporated herein by reference.

27    Financial Data Schedule incorporated by reference.

                                       20