Form 10-Q
period 1999-03-31
CTB INTERNATIONAL CORP
filed 1999-05-14
CIK 1038005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

         [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At March 31, 1999, approximately 12,022,177 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page
Part I
         Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at March 31, 1999 and
                   December 31, 1998                                                              1
                  Condensed Consolidated Income Statements for the Three Months
                  Ended March 31, 1999 and 1998                                                   2

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1999 and 1998                                            3

                  Notes to Condensed Consolidated Financial Statements                            4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     11

Part II

         Other Information

         Item 1.                                                                               II-1

         Item 4.                                                                               II-1

         Item 6.                                                                               II-1

Signature                                                                                      II-3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CTB International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                         March 31,       December 31,
                                                                           1999              1998
                                                                      --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $3,793              $608
   Accounts receivable - Net                                                 43,877            38,368
   Construction costs in excess of billings on
        uncompleted contracts                                                 2,422             5,120
   Inventories                                                               35,554            29,657
   Deferred income taxes                                                      1,579             1,743
   Prepaid expenses and other current assets                                  1,310             1,509
                                                                      --------------    --------------
      Total current assets                                                   88,535            77,005

PROPERTY, PLANT AND EQUIPMENT - Net                                          57,945            50,974
INTANGIBLES - Net                                                            90,109            66,715
OTHER ASSETS                                                                    222               432
                                                                      --------------    --------------
   TOTAL ASSETS                                                            $236,811          $195,126
                                                                      ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                         $14,649           $10,711
   Current portion of long-term debt                                          1,735             1,646
   Current portion of accrued Earn-Out                                        7,314             5,554
   Accrued liabilities                                                       18,026            14,542
   Deferred revenue                                                           3,042             3,642
                                                                      --------------    --------------
      Total current liabilities                                              44,766            36,095

LONG-TERM DEBT                                                              104,983            69,719
DEFERRED INCOME TAXES                                                         8,968             7,889
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                                 3,790             2,740
ACCRUED EARN-OUT                                                                 -              1,760
COMMITMENTS AND CONTINGENCIES (See Note 7)
MINORITY INTEREST                                                                81                98
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized; 12,924,990
      shares issued                                                             129               129
   Preferred stock - 6% cumulative, $.01 par value; 4,000,000
      shares authorized; 0 shares issued and outstanding                         -                 -
   Treasury stock, at cost;  1999-902,813 shares, 1998-688,619 shares        (6,995)           (5,390)
   Additional paid-in capital                                                76,818            76,897
   Reduction for carryover of predecessor cost basis                        (26,964)          (26,964)
   Retained earnings                                                         31,926            31,597
   Accumulated other comprehensive income:
      Cumulative translation adjustment                                        (691)              556
                                                                      --------------    --------------
         Total stockholders' equity                                          74,223            76,825
                                                                      --------------    --------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $236,811          $195,126
                                                                      ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                    Condensed Consolidated Income Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                                   March 31,
                                                                        --------------------------------
                                                                             1999              1998
                                                                        --------------    --------------
NET SALES                                                                     $59,905           $46,778
COST OF SALES                                                                  45,987            35,733
                                                                        --------------    --------------
     Gross profit                                                              13,918            11,045

OTHER OPERATING EXPENSE:
     Selling, general, and                                                     10,255             7,506
         administrative expenses
     Amortization of goodwill                                                     647               444
                                                                        --------------    --------------
  Operating income                                                              3,016             3,095

INTEREST EXPENSE - Net                                                         (1,460)             (875)
OTHER INCOME (EXPENSE) - Net                                                   (1,013)               30
                                                                        --------------    --------------
INCOME BEFORE INCOME TAXES                                                        543             2,250

INCOME TAXES                                                                      214               863
                                                                        --------------    --------------
NET INCOME                                                                       $329            $1,387
                                                                        ==============    ==============

EARNINGS PER SHARE:
     Basic:      Earnings per share                                             $0.03             $0.11
                                                                        ==============    ==============
                 Weighted average shares                                       12,106            12,837
                                                                        ==============    ==============
     Diluted:    Earnings per share                                             $0.03             $0.11
                                                                        ==============    ==============
                 Weighted average shares                                       12,330            13,208
                                                                        ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          1999            1998
                                                                       ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $     329        $  1,387
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                       1,702           1,506
        Amortization                                                         791             585
        Gain on sale of assets                                                 -            (241)
        Deferred income taxes                                               (155)             -
        Changes in operating assets and liabilities:
           Accounts receivable                                               586            (944)
           Construction costs and estimated earnings in excess of
           billings                                                        2,698          (1,436)
           Inventories                                                    (1,830)         (1,336)
           Prepaid expenses and other assets                                 551           1,628
           Accounts payable, accruals and other liabilities                 (686)          1,102
                                                                       ----------       ---------
              Net cash flows from operating activities                     3,986           2,251
                                                                       ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                         (2,306)         (1,455)
     Acquisitions, net of cash acquired                                  (33,854)             -
     Proceeds from sale of assets                                             10             504
                                                                       ----------       ---------
              Net cash flows from investing activities                   (36,150)           (951)
                                                                       ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                           (1,684)         (1,877)
     Proceeds from long-term debt                                        124,764           8,398
     Payments on long-term debt                                          (87,557)         (7,700)
                                                                       ----------       ---------
              Net cash flows from financing activities                    35,523          (1,179)
                                                                       ----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  3,359             121

NET EFFECT OF TRANSLATION ADJUSTMENT                                        (174)           (163)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               608           1,161
                                                                       ----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   3,793        $  1,119
                                                                       ==========       =========


     See accompanying notes to condensed consolidated financial statements.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1998 which includes the Company's annual audited financial statements.

NOTE 2. INVENTORIES

   Inventories consist of the following (in thousands):

                                                              March 31,         December 31,
                                                                1999                1998
                                                           ---------------     ---------------
Raw material                                                     $  9,577            $  7,941
Work in process                                                     2,731               2,829
Finished goods                                                     23,346              18,987
                                                           ---------------     ---------------
                                                                   35,654              29,757
LIFO valuation allowance                                             (100)               (100)
                                                           ---------------     ---------------
   Total                                                         $ 35,554            $ 29,657
                                                           ===============     ===============


NOTE 3.  CONTRACTS IN PROCESS

   Construction contracts in process consist of the following (in thousands):

                                                              March 31,          December 31,
                                                                1999                 1998
                                                          -----------------    ----------------
Costs incurred on uncompleted contracts                           $ 29,449            $ 31,536
Estimated profit (loss)                                                150                (455)
                                                          -----------------    ----------------
                                                                    29,599              31,081
Less:  Billings to date                                             27,177              25,961
                                                          -----------------    ----------------
Costs in excess of billings on uncompleted
     contracts                                                     $ 2,422             $ 5,120
                                                          =================    ================

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (in thousands):


                                               March 31,          December 31,
                                                 1999                 1998
                                           -----------------    ----------------
Land and improvements                        $       3,688        $      2,725
Buildings and improvements                          23,544              20,869
Machinery and equipment                             42,965              39,022
Construction in progress                             4,953               2,829
                                           -----------------    ----------------
                                                    75,150              65,445
Less accumulated depreciation                      (17,205)            (14,471)
                                           -----------------    ----------------
   Total                                     $      57,945        $     50,974
                                           =================    ================

NOTE 5.  INTANGIBLES

   Intangibles consist of the following (in thousands):


                                               March 31,          December 31,
                                                 1999                 1998
                                           -----------------    ----------------

Goodwill                                     $      93,783        $     69,997
Accumulated amortization                            (4,929)             (4,197)
                                           -----------------    ----------------
Goodwill - Net                                      88,854              65,800
                                           -----------------    ----------------
Deferred finance costs                               2,650               2,105
Accumulated amortization                            (1,395)             (1,190)
                                           -----------------    ----------------
Deferred finance costs - Net                         1,255                 915
                                           -----------------    ----------------
   Total                                     $      90,109        $     66,715
                                           =================    ================

NOTE 6.  BUSINESS COMBINATIONS

   On January 12, 1999, the Company acquired substantially all of the assets of Roxell N.V. (Roxell). Based in Maldegem, Belgium, Roxell is a leading global manufacturer and marketer of automated feeding and watering systems, as well as feed storage bins for the poultry and swine production markets. The purchase price of $33.9 million, net of cash acquired and including expenses, was financed through German Mark denominated borrowings under the Company's amended credit facility.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which will be amortized on a straight-line basis over 40 years. Roxell's financial statements subsequent to the acquisition are consolidated and included in the Company's Consolidated Balance Sheet as of March 31, 1999 and the Consolidated Statements of Income and of Cash Flows for the three months ended March 31, 1999. The purchase price has been allocated on a preliminary basis, as follows:

                                                   (In thousands)
                                                   --------------
Current assets                                           $ 15,532
Property, plant and equipment                               7,175
Intangibles and other assets                               26,942
Long-term debt assumed                                       (740)
Liabilities assumed                                       (10,031)
                                                   --------------
   Total purchase price                                  $ 38,878
                                                   ==============

     Unaudited pro forma net sales for 1998 would have been approximately $55.5 million assuming the acquisition of Roxell N.V. had occurred on January 1, 1998. Unaudited pro forma net income would have been approximately $1.9 million and basic and diluted pro forma earnings per share would have been approximately $0.15 per share.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

    The Company is obligated to pay the Earn-Out Amount in three installments, which will begin on April 5, 1999. The first installment is equal to 50.0% of the actual Earn-Out Amount, and the second and third installments are each equal to 25.0% of the actual Earn-Out Amount which are payable July 1, 1999 and January 1, 2000. Interest will accrue at the prime rate as of December 31, 1998, which was 7.75%.

NOTE 8.  TREASURY STOCK

     At March 31, 1999 treasury stock consisted of 902,813 shares acquired, 225,000 of which were purchased at a cost of $1,694,000 during the three month period ending March 31, 1999. To date, 1,211,068 of the 1,500,000 shares authorized have been repurchased, with 308,255 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Stockholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

NOTE 9.  NEW ACCOUNTING PRONOUNCEMENT

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

Item 2.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      For a full understanding of the Company's financial condition and results of operations, this commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited to the Company's Form 10-K for the fiscal year ended December 31, 1998 which includes the Company's annual audited financial statements.

RESULTS OF OPERATIONS

      The Company is a designer, manufacturer and marketer of agricultural equipment for the poultry, swine and egg production markets and grain storage and handling market. The Company markets its products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), SIBLEY(TM), STACO(R) and ROXELL(R) names.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

     Net sales increased 28.1% to $59.9 million for the three months ended March 31, 1999 compared to $46.8 million in the corresponding period of 1998. The sales growth resulted primarily from the acquisitions of Roxell N.V. in early January 1999 and Sibley Industries, Inc. and STACO, Inc. in the second half of 1998. Additionally, there was ongoing strength in the domestic poultry and egg production markets. These strengths helped to offset weakness in sales resulting from the Asian economy and the current situation in the swine industry.

     Gross profit increased 26.0% to $13.9 million in the three months ended March 31, 1999 or 23.2% of net sales compared to $11.0 million in the corresponding period of 1998 or 23.6% of net sales. The gross profit margin decrease of 0.4% was attributable to sales increases in lower margin ventilation products, reduced volumes of swine related products which carry higher margins as well as a one time non-cash purchase accounting charge related to the Roxell N.V. acquisition.

     Selling, general and administrative expenses increased 36.6% or $2.8 million to $10.3 million in the three months ended March 31, 1999 from $7.5 million in the corresponding period of 1998. As a percent of net sales, selling, general and administrative expenses were 17.1% in the three months ended March 31, 1999 and 16.0% in the corresponding period of 1998. The dollar increase is primarily attributable to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc. and targeted investments in certain key areas within the Company. The increase as a percentage of net sales was primarily attributed to the acquisitions. The acquired companies have historically had higher selling, general and administrative costs as a percentage of sales.

     Amortization of goodwill increased to $0.6 million in the three months ended March 31, 1999 or 45.7% from $0.4 million in the corresponding period for 1998. The increase is attributable to the amortization of goodwill related to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc.

     Operating income decreased 2.6% or $0.1 million to $3.0 million in the three months ended March 31, 1999 compared to $3.1 million in the corresponding period of 1998. Operating income margins decreased to 5.0% of net sales in the three months ended March 31, 1999 from 6.6% of net sales in the corresponding period of 1998. The decline in operating income was a result of additional gross profit which was slightly more than offset by increased selling, general and administrative expenses and amortization of goodwill. The decrease in operating income margins is due to the decline in gross profit margins, the increase in selling, general and administrative expenses as a percent of sales and the increase in amortization expense, as discussed above.

     Interest expense increased to $1.5 million in the three months ended March 31, 1999 or 66.9% from $0.9 million in the corresponding period in 1998. The increase is due to additional debt as a result of the borrowings incurred to finance the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc., and the purchases of treasury stock during 1998 and carrying costs related to the C.P. project.

    Other expense increased by $1.0 million from 1998 levels primarily from the impact of a non-cash foreign exchange loss from U.S. dollar-denominated intercompany debt. This charge was primarily a result of the devaluation of the Brazilian currency versus the U.S. dollar, as previously announced in Company press releases and 1998 Form 10-K.

     Net income decreased 76.3% or $1.1 million to $0.3 million in the three months ended March 31, 1999 from $1.4 million for the corresponding period of 1998. The decrease was due to lower operating income, higher interest expense, and foreign currency losses as discussed above.

FINANCIAL POSITION

     Changes in the financial position of the Company from December 31, 1998 to March 31, 1999 were due primarily to business acquisitions and operational changes.

     Total assets increased from $195.1 million at December 31, 1998 to $236.8 million at March 31, 1999 due in large part to the acquisition of Roxell N.V. Accounts receivable increased by $5.5 million from December 31, 1998 to March 31, 1999 with $6.1 million of receivables being purchased in the Roxell N.V. acquisition. At March 31, 1999, construction costs in excess of billings were $2.4 million down by $2.7 million from year end as the poultry building projects begin to wind down. Inventories at March 31, 1999 increased by $5.9 million from December 31, 1998. The increase was due to higher inventory levels in anticipation of higher order levels for the spring season and $3.6 million from the Roxell N.V. acquisition. Net property, plant and equipment increased $7.0 million from December 31, 1998 to March 31, 1999. The net increase was due primarily to the Roxell N.V. acquisition and purchases of equipment. Intangibles increased by $23.4 million from December 31, 1998 to March 31, 1999 due to recognition of goodwill from the preliminary purchase price allocation from the Roxell N.V. acquisition.

   Total liabilities increased $44.3 million from $118.3 million at December 31, 1998 to $162.6 at March 31, 1999. Accounts payable and accrued liabilities increased $7.4 million during this period, primarily from the acquisition of Roxell N.V. Long-term debt increased $35.3 million from $69.7 million at December 31, 1998 to $105.0 million at March 31, 1999 due to revolver borrowings to support seasonal operational changes and borrowings incurred to finance the Roxell N.V. acquisition. The Accrued Earn-Out as of March 31, 1999 has been classified as current.

   Total stockholders' equity decreased $2.6 million due to treasury stock purchases and changes in cumulative translation adjustment partially offset by net income for the period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had $43.8 million of working capital, an increase of $2.9 million from working capital of $40.9 million as of December 31, 1998. Net cash provided from operating activities for the three months ended March 31, 1999 was $4.0 million. Cash flows from operations was primarily provided by changes in working capital.

     For the three months ended March 31, 1999, cash used in investing activities was $36.2 million, which was used for acquisitions of assets and the acquisition of Roxell N.V. For the three months ended March 31, 1998, cash used in investing activities was $1.0 million, which was used for acquisitions of assets partially offset by the sale of assets.

     For the three months ended March 31, 1999, net cash provided from financing activities was $35.5 million. During this period there was a net $37.2 million increase in cash flows from revolver activity offset by a $1.7 million use of cash for treasury stock purchases.

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

     The following table presents unaudited interim operating results of the Company. The Company believes that the following information includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair presentation for the respective periods. The operating results for any interim period are not necessarily indicative of results for this or any other interim period or the entire fiscal year.


                                         March 31,     March 31,     June 30,     September 30,    December 31,
                                           1999          1998          1998           1998             1998
                                         ---------     ---------     ---------    -------------    ------------
Sales                                    $ 59,905      $ 46,778      $ 70,464     $     91,138     $    63,800
Gross profit                               13,918        11,045        14,498           21,085          14,056
     Gross margin                            23.2%         23.6%         20.5%            23.1%           22.0%
Operating income                         $  3,016      $  3,095      $  5,933     $     10,713     $     3,461
     Operating income margin                  5.0%          6.6%          8.4%            11.7%            5.4%
Net income                               $    329      $  1,387      $  2,911     $      5,611     $      (713)
Basic earnings per share                 $   0.03      $   0.11      $   0.23     $       0.45     $     (0.06)
Basic weighted average common
   shares outstanding                      12,106        12,837        12,797           12,607          12,384
Diluted earnings per share               $   0.03      $   0.11      $   0.22     $       0.43     $     (0.06)
Diluted weighted average common
     shares outstanding                    12,330        13,208        13,184           12,950          12,658


YEAR 2000 COMPLIANCE

     The "Year 2000 (Y2K) Issue" refers to the inability of certain computers, information systems and microprocessors to recognize and process the century designation in data fields causing potential improper information processing, invalid calculations, erroneous reporting, or at worst, system or equipment failures which could have a materially adverse impact on the Company. This is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.

     STATE OF READINESS

     The Company has assessed the impact of the Year 2000 with respect to its information technology (IT) systems and non-IT systems and equipment as well as its potential exposure to significant third-party risks. The Company's methodology includes; (i) the identification of systems, equipment and third-party relationships; (ii) assessment of Y2K compliance issues related to systems, equipment and third parties; (iii) correction and testing; (iv) documentation of findings/corrective actions; and (v) contingency planning. Accordingly, the Company has initiated a plan to confirm Y2K compliance or replace/modify existing systems and equipment as required and to assure itself that critical third parties are also addressing the issue.

     With respect to IT systems, the Company has completed an assessment of its four major systems (including the business system at Roxell N.V.) and determined that they will not present significant problems in Y2K compliance. The major systems have all been installed within the past 36 months (three of the systems in 1998) and have been certified as substantially Y2K compliant, or the software developers are in the process of certifying Y2K compliance. These systems were installed in response to the need for integrated systems providing improved management information and not for compliance with Y2K. Testing has commenced and will continue with completion expected by May 31, 1999 (previously projected completion date of April 30, 1999). Documentation is also expected to be completed by this date.

     Assessment of non-major IT systems and equipment, including related software, has been completed. Correction, testing and documentation are expected to be substantially completed by June 30, 1999 (previously projected completion date of May 31, 1999). The Company will continue to test and correct as necessary the Company's individual personal computers for Y2K compliance throughout the remainder of 1999.

     Major non-IT equipment, which is primarily manufacturing equipment, has been identified, assessed and tested in the United States with the determination that the equipment does not employ microprocessors with date sensitive operations, and thus does not pose a Y2K issue. Non-IT equipment outside the United States was also assessed, tested and completed.

     The Company has identified major and/or critical third-party relationships and has substantially completed a survey and assessment of third-party readiness. Based upon the responses, additional follow up will be performed as necessary. The results of this assessment will be a major factor in the eventual contingency plans developed. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or that the failure to convert by another company would not have a materially adverse effect on the Company.

     COST OF YEAR 2000 ISSUE

     As of March 31, 1999, the Company has incurred costs of less than $50,000 in year 2000 compliance. The Company is currently in the process of estimating the future cost of Y2K. It is not expected to exceed $250,000.

     RISKS OF YEAR 2000 ISSUE

     The Company has not completed its assessment of the most reasonably likely worst case Y2K scenario. However, given the Company's efforts to minimize the Y2K failure of its internal systems and the limited concern of its non-IT equipment, the Company believes the worst case scenario would occur if its primary raw material suppliers or its electricity suppliers experience a Y2K failure which results in the Company's inability to receive critical raw material or to suffer a power outage.

     While contingency plans have not yet been prepared, the identification and development of an expanded supplier base and procurement of some safety stock may be necessary. A power outage would require the Company to assess the likely duration of the failure and the availability of possible alternative power sources to enable the continuation of production.

     CONTINGENCY PLANS

     Because not all occurrences of Y2K failure can be projected, anticipated or controlled, the Company will develop contingency plans that will enable production to continue. Contingency plans are expected to be completed by June 30, 1999. As the Company develops its contingency plans, the costs associated with those plans (i.e. significant inventory stockpiling or the arrangement of alternative power sources) will be assessed vis-a-vis the cost of the most reasonably likely worst case scenario. Consequently, the contingency plan costs and certain mitigating factors, including seasonally lower first quarter business sales and production levels, may not warrant the full implementation of the plans.

     NOTE TO COMPANY'S YEAR 2000 READINESS DISCLOSURE

     The costs and dates on which the Company intends to complete its Y2K analysis and correction are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events and the availability of resources. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Factors that might cause such material differences include, but are not limited to, the availability and cost of alternative suppliers should they be required, the retention of personnel or the availability of new personnel competent with Y2K issues, the ability to locate and correct all relevant computer codes, and similar uncertainties.

    It is currently unknown which problems the Company will face for partial or complete non-compliance because it could depend on numerous factors (such as the nature of the problem and how quickly it could be corrected). At worst, such problems could have a materially adverse impact on the Company.

 FORWARD LOOKING STATEMENTS

     Certain statements contained herein including, without limitation, those regarding (i) ability to support future working capital needs, (ii) seasonality of the Company's business (iii) construction progress, timing of completion and impact on gross margin of building construction projects and (iv) market risk associated with changes in interest and foreign exchange rates, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk is limited to $36.0 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of March 31, 1999, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.3 million.

     The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, the Company's exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $165,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and $75,000, net of tax, for every 5% depreciation of the Dutch Guilder per U.S. dollar. These amounts are estimates only and are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances and the existing economic uncertainty and future economic conditions in the international marketplace.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the financial statements

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 4, 1999, the following proposals were adopted by the margins indicated.

         1.       To elect a Board of Directors for a term of one (1) year.

                                                 Number of Shares
                                            ------------------------------------
                                               For       Percent (of votes cast)
                                            ----------   -----------------------
                  Gerard van Rooijen        11,380,190           99.607
                  Caryl M. Chocola          11,380,965           99.614
                  J. Christopher Chocola    11,378,865           99.594
                  Michael G. Fisch          11,241,690           98.245
                  Larry D. Greene           11,380,940           99.619
                  Frank S. Hermance         11,380,740           99.617
                  David L. Horing           11,380,940           99.619
                  Charles D. Klein          11,241,490           98.243
                  Victor A. Mancinelli      11,382,140           99.626


2.              To ratify the 1999 CTB International Corp. Stock Incentive Plan.

                  For                9,553,254
                  Against            1,862,560
                  Abstain                4,385

3. To ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 1999.

                  For                   11,275,383
                  Against                  141,113
                  Abstain                    3,703


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

             10.1 Commitment Letter, dated as of March 21, 1997, by and among CTB, Inc. and KeyBank National association filed as Exhibit
                    10.1 to the Company Registration Statement and incorporated herein by reference.

             10.2 Asset Purchase Agreement, dated as of March 31, 1997, by and among Butler Manufacturing Company and CTB, Inc., filed as
                    Exhibit 10.2 to the Company Registration Statement and incorporated herein by reference.

             10.3 Share Purchase Agreement, dated as of May 1, 1997, by and among Chore-Time Brock Holding B.V. and Halder Investments III B.V., Halder Investment III C.V., Stichting Fondshebeer Fincon, Beldor B.V., V. Berger, A. Faber, J. Paquet, J.H.M. Cremers and H.W. Gootzen and Fancom Holding B.V. filed as
                    Exhibit 10.3 to the Company Registration Statement and incorporated herein by reference.

             10.4 Asset Purchase Agreement, dated as of May 29, 1997, between CTB, Inc., and Royal Crown Limited filed as Exhibit 10.4 to the Company Registration Statement and incorporated herein by reference.

             10.5 Stock Purchase Agreement, dated as of November 29, 1995, by and among the Company, CTB Ventures, Inc., CTB, Inc. and the selling shareholders party thereto filed as Exhibit 10.5 to the Company Registration Statement and incorporated herein by reference.

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

             10.17  Representations and Warranties of Sellers, filed as Exhibit
                    99.3 to the Company's February 10, 1999 Form 8-K filing.

             10.18 Amendment No. 3 dated as of November 19, 1998 to Credit Agreement dated as of August 15, 1997.

             11.    Computation of Earnings Per Share incorporated by reference.

             27.    Financial Data Schedule incorporated by reference.

b) Reports on Form 8-K.

         CTB INTERNATIONAL CORP. COMPLETES PURCHASE OF ROXELL N.V.




SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CTB International Corp.


Dated:  May 14, 1999               By  /s/ DON J. STEINHILBER
                                      ----------------------------
                                           Don J. Steinhilber
                                      Vice President and Chief Financial Officer