Form 10-Q
period 1999-06-30
CTB INTERNATIONAL CORP
filed 1999-08-13
CIK 1038005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____
                            ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At June 30, 1999, approximately 12,022,177 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
Part I
         Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at
                  June 30, 1999 and December 31, 1998                       1

                  Condensed Consolidated Income Statements for
                  the Three Months and Six Months Ended
                  June 30, 1999 and 1998                                    2

                  Condensed Consolidated Statements of Cash
                  Flows for the Six Months Ended
                  June 30, 1999 and 1998                                    3

                  Notes to Condensed Consolidated Financial Statements      4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                              14

Part II

         Other Information

         Item 1.                                                         II-1

         Item 6.                                                         II-1

Signature                                                                II-3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CTB International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets
                         (In thousands, except share and per share amounts)
                                           (Unaudited)

                                                                         June 30,        December 31,
                                                                           1999             1998
                                                                      --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $4,613              $608
   Accounts receivable - Net                                                 49,052            38,368
   Construction costs in excess of billings on
        uncompleted contracts                                                   207             5,120
   Inventories                                                               36,213            29,657
   Deferred income taxes                                                      1,743             1,743
   Prepaid expenses and other current assets                                  1,163             1,509
                                                                      --------------    --------------
      Total current assets                                                   92,991            77,005

PROPERTY, PLANT AND EQUIPMENT - Net                                          58,313            50,974
INTANGIBLES - Net                                                            87,876            66,715
OTHER ASSETS                                                                    226               432
                                                                      --------------    --------------
   TOTAL ASSETS                                                            $239,406          $195,126
                                                                      ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                         $17,209           $10,711
   Current portion of long-term debt                                            822             1,646
   Current portion of accrued Earn-Out                                        2,882             5,554
   Accrued liabilities                                                       20,097            14,542
   Deferred revenue                                                           2,377             3,642
                                                                      --------------    --------------
      Total current liabilities                                              43,387            36,095

LONG-TERM DEBT                                                              105,860            69,719
DEFERRED INCOME TAXES                                                         8,939             7,889
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                                 3,849             2,740
ACCRUED EARN-OUT                                                                  -             1,760
COMMITMENTS AND CONTINGENCIES (See Note 7)
MINORITY INTEREST                                                                65                98
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized; 12,924,990
      shares issued                                                             129               129
   Preferred stock - 6% cumulative, $.01 par value; 4,000,000
      shares authorized; 0 shares issued and outstanding                          -                 -
   Treasury stock, at cost;  1999-902,813 shares, 1998-688,619 shares        (6,995)           (5,390)
   Additional paid-in capital                                                76,818            76,897
   Reduction for carryover of predecessor cost basis                        (26,964)          (26,964)
   Accumulated other comprehensive income:
      Cumulative translation adjustment                                      (1,410)              556
   Retained earnings                                                         35,728            31,597
                                                                      --------------    --------------
         Total stockholders' equity                                          77,306            76,825
                                                                      --------------    --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $239,406          $195,126
                                                                      ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                                 CTB International Corp. and Subsidiaries
                                 Condensed Consolidated Income Statements
                                 (In thousands, except per share amounts)
                                              (Unaudited)

                                                    For the Three Months          For the Six Months Ended
                                                          June 30,                       June 30,
                                                 ---------------------------    ---------------------------
                                                     1999           1998            1999           1998
                                                 ------------    -----------    ------------   ------------
NET SALES                                            $76,260        $70,464        $136,165       $117,242
COST OF SALES                                         55,822         55,966         101,809         91,699
                                                 ------------    -----------    ------------   ------------
     Gross profit                                     20,438         14,498          34,356         25,543

OTHER OPERATING EXPENSE:
     Selling, general, and                            11,697          8,120          21,952         15,626
         administrative expenses
     Amortization of goodwill                            631            445           1,278            889
                                                 ------------    -----------    ------------   ------------
  Operating income                                     8,110          5,933          11,126          9,028


INTEREST EXPENSE - Net                                (1,819)          (978)         (3,279)        (1,853)
OTHER INCOME (EXPENSE) - Net                              10           (115)         (1,003)           (85)
                                                 ------------    -----------    ------------   ------------
INCOME BEFORE INCOME TAXES                             6,301          4,840           6,844          7,090

INCOME TAXES                                           2,499          1,929           2,713          2,792
                                                 ------------    -----------    ------------   ------------
NET INCOME                                            $3,802         $2,911          $4,131         $4,298
                                                 ============    ===========    ============   ============

EARNINGS PER SHARE:
     Basic:      Earnings per share                    $0.32          $0.23           $0.34          $0.34
                                                 ============    ===========    ============   ============
                 Weighted average shares              12,022         12,797          12,064         12,817
                                                 ============    ===========    ============   ============
     Diluted:    Earnings per share                    $0.31          $0.22           $0.34          $0.33
                                                 ============    ===========    ============   ============
                 Weighted average shares              12,277         13,184          12,303         13,204
                                                 ============    ===========    ============   ============

See accompanying notes to condensed consolidated financial statements.

                            CTB International Corp. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                        (In thousands)
                                         (Unaudited)

                                                                           For the Six Months Ended
                                                                                  June 30,
                                                                          ---------------------------
                                                                              1999           1998
                                                                          ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $4,131            $4,298
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                         3,513             2,964
        Amortization                                                         1,508             1,171
        Equity (income) loss from joint venture                                (10)              115
        Gain on sale of assets                                                  -              (254)
        Changes in operating assets and liabilities:
           Accounts receivable                                              (4,589)          (15,560)
           Construction costs and estimated earnings in excess of
           billings                                                          4,913            (5,730)
           Inventories                                                      (2,489)           (3,223)
           Prepaid expenses and other assets                                   236             1,688
           Accounts payable, accruals and other liabilities                   (863)            4,902
                                                                         ----------       -----------
              Net cash flows from operating activities                       6,350            (9,629)
                                                                         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                           (5,214)           (2,984)
     Acquisitions, net of cash acquired                                    (33,854)                -
     Investment in joint venture                                                 -            (1,200)
     Proceeds from sale of assets                                               10               504
                                                                         ----------       -----------
              Net cash flows from investing activities                     (39,058)           (3,680)
                                                                         ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                             (1,684)           (1,865)
     Proceeds from long-term debt                                          212,255            34,900
     Payments on long-term debt                                           (173,704)          (19,830)
                                                                         ----------       -----------
              Net cash flows from financing activities                      36,867            13,205
                                                                         ----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,159              (104)

NET EFFECT OF TRANSLATION ADJUSTMENT                                          (154)             (158)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 608             1,161
                                                                         ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $4,613              $899
                                                                         ==========       ===========

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1998 which includes the Company's annual audited financial statements.

Note 2. Inventories

   Inventories consist of the following (in thousands):

                                                              June 30,         December 31,
                                                                1999              1998
                                                           --------------     --------------
Raw material                                                     $ 7,778            $ 7,941
Work in process                                                    2,658              2,829
Finished goods                                                    25,877             18,987
                                                           --------------     --------------
                                                                  36,313             29,757
LIFO valuation allowance                                            (100)              (100)
                                                           --------------     --------------
   Total                                                        $ 36,213           $ 29,657
                                                           ==============     ==============




Note 3.  Contracts In Process

   Construction contracts in process consist of the following (in thousands):

                                                              June 30,         December 31,
                                                                1999              1998
                                                           --------------     --------------
Costs incurred on uncompleted contracts                          $ 2,731           $ 31,536
Estimated profit (loss)                                               53               (455)
                                                           --------------     --------------
                                                                   2,784             31,081
Less:  Billings to date                                            2,577             25,961
                                                           --------------     --------------
Costs in excess of billings on uncompleted contracts               $ 207            $ 5,120
                                                           ==============     ==============

Note 4.  Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):

                                                              June 30,         December 31,
                                                                1999              1998
                                                           --------------     --------------
Land and improvements                                            $ 3,613            $ 2,725
Buildings and improvements                                        23,020             20,869
Machinery and equipment                                           43,729             39,022
Construction in progress                                           5,648              2,829
                                                           --------------     --------------
                                                                  76,010             65,445
Less accumulated depreciation                                    (17,697)           (14,471)
                                                           --------------     --------------
   Total                                                        $ 58,313           $ 50,974
                                                           ==============     ==============



Note 5.  Intangibles

   Intangibles consist of the following (in thousands):

                                                              June 30,         December 31,
                                                                1999              1998
                                                           --------------     --------------
Goodwill                                                        $ 92,166           $ 69,997
Accumulated amortization                                          (5,436)            (4,197)
                                                           --------------     --------------
Goodwill - Net                                                    86,730             65,800
                                                           --------------     --------------
Deferred finance costs                                             2,651              2,105
Accumulated amortization                                          (1,505)            (1,190)
                                                           --------------     --------------
Deferred finance costs - Net                                       1,146                915
                                                           --------------     --------------
   Total                                                        $ 87,876           $ 66,715
                                                           ==============     ==============


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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which is being amortized on a straight-line basis over 40 years. Roxell's financial statements subsequent to the acquisition are consolidated and included in the Company's Consolidated Balance Sheet as of June 30, 1999 and the Consolidated Statement of Income for the three months and six months ended June 30, 1999 and Consolidated Statement of Cash Flows for the six months ended June 30, 1999. The purchase price has been allocated on a preliminary basis, pending final determination of the valuation of certain acquired assets and liabilities, as follows:

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

The Company is obligated to pay the Earn-Out Amount in three installments. The first installment of $3,520, which was equal to 50.0% of the actual Earn-Out Amount was paid in April. The second installment, equal to 25.0% of the actual Earn-Out Amount , was completed on July 1, 1999. The third and final installment, equal to 25.0% of the actual Earn-Out Amount is payable on January 1, 2000. Interest accrues at the prime rate, which increased to 8.0% effective July 1, 1999 from 7.75%.

The Sibley purchase agreement includes an Earn-Out provision which requires the Company to pay up to an additional $1.2 million over four years should certain sales targets be met. On March 31, 1999, $274,000 of the contingent purchase price was paid for amounts earned for 1998.

Note 8.  Treasury Stock

At June 30, 1999 treasury stock consisted of 902,813 shares acquired, 225,000 of which were purchased at a cost of $1,684,000 during the six month period ending June 30, 1999. To date, 1,211,068 of the 1,500,000 shares authorized in 1997 and 1998 have been repurchased, with 308,255 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Stockholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 9.  Comprehensive Income

Comprehensive income for the three and six months ended March 31, 1999 and June 30, 1999 was $3.1 million and $2.2 million. Net income was adjusted by the change in the cumulative translation adjustment to arrive at comprehensive income.

Note 10.  New Accounting Pronouncement

Effective June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's fiscal year beginning 2001. The Company is evaluating SFAS 133 to determine its impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


For a full understanding of the Company's financial condition, results of operations, and cash flows, this commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited to the Company's Form 10-K for the fiscal year ended December 31, 1998 which includes the Company's annual audited financial statements.

Results of Operations

The Company is a designer, manufacturer and marketer of agricultural equipment for the poultry, swine and egg production markets and grain storage and handling market. The Company markets its products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), SIBLEY(TM), STACO(R) and ROXELL(R) names.

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

Net sales increased 8.2% to $76.3 million for the three months ended June 30, 1999 compared to $70.5 million in the corresponding period of 1998. The sales growth resulted primarily from the acquisitions of Roxell N.V. in early January 1999 and Sibley Industries, Inc. and STACO, Inc. in the second half of 1998. Additionally, there was ongoing strength in the egg production and grain markets. These factors were offset somewhat by $8.0 million lower revenues from the C.P. project poultry buildings, year over year, continued weakness in the swine business worldwide, and softness in various international markets as well as a slight weakening in the domestic poultry business.

Gross profit increased 41.0% to $20.4 million in the three months ended June 30, 1999 or 26.8% of net sales compared to $14.5 million in the corresponding period of 1998 or 20.6% of net sales. The gross profit margin increase of 6.2 percentage points was attributable to reduced sales on essentially no margin poultry buildings, which are now substantially completed, recovery of manufacturing efficiencies as the majority of issues related to the 1998 implementation of the fully integrated enterprise resource system have been resolved as well as improvements in operational efficiency made in 1999, offset slightly by further weakening in the worldwide hog market in which the Company has traditionally sold higher margin products.

Selling, general and administrative expenses increased 44.1% or $3.6 million to $11.7 million in the three months ended June 30, 1999 from $8.1 million in the corresponding period of 1998. As a percent of net sales, selling, general and administrative expenses were 15.3% in the three months ended June 30, 1999 and 11.5% in the corresponding period of 1998. The dollar increase is primarily attributable to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc., increased profit sharing and bonus expenses as a result of the improved performance in the three months ended June 30, 1999 and targeted investments in certain key areas within the Company. The increase as a percentage of net sales was primarily attributed to the accrual for performance-based payments and the acquisitions. The acquired companies have historically had higher selling, general and administrative costs as a percentage of sales.

Amortization of goodwill increased to $0.6 million in the three months ended June 30, 1999 or 41.8% from $0.4 million in the corresponding period for 1998. The increase is attributable to the amortization of goodwill related to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc.

Operating income increased 36.7% or $2.2 million to $8.1 million in the three months ended June 30, 1999 compared to $5.9 million in the corresponding period of 1998. Operating income margins increased to 10.6% of net sales in the three months ended June 30, 1999 from 8.4% of net sales in the corresponding period of 1998. The increase in operating income was a result of additional gross profit which was offset somewhat by increased selling, general and administrative expenses and amortization of goodwill. The increase in operating income margins is due to the improvement in gross profit margins, offset to some extent by the increase in selling, general and administrative expenses as a percent of sales and the increase in amortization expense, as discussed above.

Interest expense increased to $1.8 million in the three months ended June 30, 1999 or 86.0% from $1.0 million in the corresponding period in 1998. The increase is due primarily to additional debt as a result of the borrowings incurred to finance the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc., purchases of treasury stock during the second half of 1998 and first quarter of 1999 and carrying costs related to the C.P. project.

Other expense in 1998 included a loss from a joint venture which did not occur in 1999, decreasing this item by $0.1 million.

Net income increased 30.6% or $0.9 million to $3.8 million in the three months ended June 30, 1999 from $2.9 million for the corresponding period of 1998. The increase was primarily due to higher operating income, offset to some extent by increased interest costs and income taxes.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

Net sales increased 16.1% to $136.2 million for the six months ended June 30, 1999 compared to $117.2 million in the corresponding period of 1998. The sales growth resulted primarily from the acquisitions of Roxell N.V. in early January 1999 and Sibley Industries, Inc. and STACO, Inc. in the second half of 1998 and strength in the egg and grain production markets. These factors were offset somewhat by $7.0 million lower revenues from the C.P. project poultry buildings, as well as weakness in the swine business worldwide, and softness in various international markets.

Gross profit increased 34.5% to $34.4 million in the six months ended June 30, 1999 or 25.2% of net sales compared to $25.5 million in the corresponding period of 1998 or 21.8% of net sales. The gross profit margin increase of 3.4 percentage points was attributable to reduced sales on essentially no margin poultry buildings, which are substantially completed, recovery of manufacturing efficiencies as the majority of the issues related to the 1998 implementation of the fully integrated enterprise resource system have been resolved as well as improvements in operational efficiency made in 1999, offset slightly by further weakening in the worldwide hog market in which the Company has traditionally sold higher margin products.

Selling, general and administrative expenses increased 40.5% or $6.3 million to $22.0 million in the six months ended June 30, 1999 from $15.6 million in the corresponding period of 1998. As a percent of net sales, selling, general and administrative expenses were 16.1% in the six months ended June 30, 1999 and 13.3% in the corresponding period of 1998. The dollar increase is primarily attributable to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc. and targeted investments in certain key areas within the Company. The increase as a percentage of net sales was primarily attributed to the acquisitions. The acquired companies have historically had higher selling, general and administrative costs as a percentage of sales.

Amortization of goodwill increased to $1.3 million in the six months ended June 30, 1999 or 43.8% from $0.9 million in the corresponding period for 1998. The increase is attributable to the amortization of goodwill related to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc.

Operating income increased 23.2% or $2.1 million to $11.1 million in the six months ended June 30, 1999 compared to $9.0 million in the corresponding period of 1998. Operating income margins increased to 8.2% of net sales in the six months ended June 30, 1999 from 7.7% of net sales in the corresponding period of 1998. The increase in operating income was a result of additional gross profit which was somewhat offset by increased selling, general and administrative expenses and amortization of goodwill. The increase in operating income margins is due to the improved gross profit margins offset to some extent by increases in selling, general and administrative expenses as a percent of sales and the increase in amortization expense, as discussed above.

Interest expense increased to $3.3 million in the six months ended June 30, 1999 or 77.0% from $1.9 million in the corresponding period in 1998. The increase is due primarily to additional debt as a result of the borrowings incurred to finance the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc., purchases of treasury stock during the second half of 1998 and first quarter of 1999, and carrying costs related to the C.P. project.

Other expense increased by $0.9 million from 1998 levels primarily from the impact of a $1.0 million non-cash foreign exchange loss from U.S. dollar-denominated intercompany debt. This charge was primarily a result of the devaluation of the Brazilian currency versus the U.S. dollar.

Net income decreased 3.9% or $0.2 million to $4.1 million in the six months ended June 30, 1999 from $4.3 million for the corresponding period of 1998. The decrease was attributable to improved operating income, offset by increased interest expense and other expense as discussed above.

Financial Position

Changes in the financial position of the Company from December 31, 1998 to June 30, 1999 were due primarily to business acquisitions and operational changes.

Total assets increased from $195.1 million at December 31, 1998 to $239.4 million at June 30, 1999 due in large part to the acquisition of Roxell N.V. Accounts receivable increased by $10.7 million from December 31, 1998 to June 30, 1999 with $6.1 million of receivables being purchased in the Roxell N.V. acquisition and seasonal business activity adding to the increased levels. At June 30, 1999, construction costs in excess of billings were $0.2 million, down by $4.9 million from year end as the poultry building projects near completion. Inventories at June 30, 1999 increased by $6.6 million from December 31, 1998. The increase was primarily due to seasonally higher business levels and $3.6 million from the Roxell N.V. acquisition. Net property, plant and equipment increased $7.3 million from December 31, 1998 to June 30, 1999. The net increase was due primarily to the Roxell N.V. acquisition and recent capital expenditures net of depreciation. Intangibles increased by $21.2 million from December 31, 1998 to June 30, 1999 due to the addition of goodwill resulting from the preliminary purchase price allocation from the Roxell N.V. acquisition.

Total liabilities increased $43.8 million from $118.3 million at December 31, 1998 to $162.1 at June 30, 1999. Accounts payable and accrued liabilities increased $12.1 million during this period, primarily from the acquisition of Roxell N.V. Long-term debt increased $36.2 million from $69.7 million at December 31, 1998 to $105.9 million at June 30, 1999 primarily due to borrowings incurred to finance the Roxell N.V. acquisition, revolver borrowings to support seasonal operational needs and treasury stock purchases. The Accrued Earn-Out as of June 30, 1999 has been classified as current.

Total stockholders' equity increased $0.5 million due to net income for the period partially offset by treasury stock purchases and changes in cumulative translation adjustment.

Liquidity and Capital Resources

As of June 30, 1999, the Company had $49.6 million of working capital, an increase of $8.7 million from working capital of $40.9 million as of December 31, 1998. Net cash provided from operating activities for the six months ended June 30, 1999 was $6.4 million. Cash flows from operations was primarily provided by operating activities, offset somewhat by working capital changes. Net cash used for operating activities for the six months ended June 30, 1998 was $9.6 million, driven primarily by working capital changes.

For the six months ended June 30, 1999, cash used in investing activities was $39.1 million, which was used primarily for purchase of assets and the acquisition of Roxell N.V. For the six months ended June 30, 1998, cash used in investing activities was $3.7 million, which was used for acquisitions of assets and an investment in a joint venture, partially offset by the sale of assets.

For the six months ended June 30, 1999, net cash provided from financing activities was $36.9 million. During this period there was a net $38.6 million increase in cash flows from revolver activity offset by a $1.7 million use of cash for treasury stock purchases. Cash provided by financing activities for the six months ended June 30, 1998 was $13.2 million resulting from $15.1 million in net cash from revolver activity offset by a $1.9 million use of cash for treasury stock purchases.

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


(In thousands, except per share amounts)                                Three Months Ended
------------------------------------------------------------------------------------------------------------------
                                           June 30,      June 30,     September 30,    December 31,       March 31,
                                             1999          1998           1998             1998             1999
                                          -----------   -----------  --------------   ------------      -----------
Sales                                       $ 76,260       $70,464       $ 91,138        $ 63,800         $ 59,905
Gross profit                                  20,438        14,498         21,085          14,056           13,918
     Gross margin                              26.8%         20.5%          23.1%           22.0%            23.2%
Operating income                             $ 8,110       $ 5,933       $ 10,713         $ 3,461          $ 3,016
     Operating income margin                   10.6%          8.4%          11.7%            5.4%             5.0%
Net income                                   $ 3,802       $ 2,911        $ 5,611          $ (713)           $ 329
Basic earnings per share                      $ 0.32        $ 0.23         $ 0.45         $ (0.06)          $ 0.03
Basic weighted average shares                 12,022        12,797         12,607          12,384           12,106
Diluted earnings per share                    $ 0.31        $ 0.22         $ 0.43         $ (0.06)          $ 0.03
Diluted weighted average shares               12,277        13,184         12,950          12,658           12,330


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

With respect to IT systems, the Company has completed an assessment of its four major systems (including the business system at Roxell N.V.) and determined that they will not present significant problems in Y2K compliance. The major systems have all been installed within the past 36 months (three of the systems in 1998) and have been certified as substantially Y2K compliant. These systems were installed in response to the need for integrated systems providing improved management information and not for compliance with Y2K. Testing and documentation have been completed.

Assessment of non-major IT systems and equipment, including related software, has been completed. Correction, testing and documentation are expected to be substantially completed by September 30, 1999 (previously June 30, 1999). The Company will continue to test and correct as necessary the Company's individual personal computers for Y2K compliance throughout the remainder of 1999.

Major non-IT equipment, which is primarily manufacturing equipment, has been identified, assessed and tested in the United States with the determination that the equipment does not employ microprocessors with date sensitive operations, and thus does not pose a Y2K issue. Non-IT equipment outside the United States was also assessed, tested and completed.

The Company has identified major and/or critical third-party relationships and has substantially completed a survey and assessment of third-party readiness. Based upon the responses, additional follow up will be performed. The results of this assessment are a major factor considered in the contingency plans being developed. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or that the failure to convert by another company would not have a materially adverse effect on the Company.

Cost of Year 2000 Issue

As of June 30, 1999, the Company has incurred costs of approximately $ 150,000 in year 2000 compliance. The Company estimates the future cost of Y2K not to exceed $200,000.

Risks of Year 2000 Issue

The Company has substantially completed its assessment of the most reasonably likely worst case Y2K scenario. Given the Company's efforts to minimize the Y2K failure of its internal systems and the limited concern of its non-IT equipment, the Company believes the worst case scenario would occur if its primary raw material suppliers or its electricity suppliers experience a Y2K failure which results in the Company's inability to receive critical raw material or to suffer a power outage.

While contingency plans have not yet been finalized, the identification and development of an expanded supplier base and procurement of some safety stock is under review. A power outage requires the Company to assess the likely duration of the failure and the availability of possible alternative power sources to enable the continuation of production.

Contingency Plans

Because not all occurrences of Y2K failure can be projected, anticipated or controlled, the Company is developing contingency plans that will enable production to continue. Contingency plans are expected to be completed by September 30, 1999 (previously, June 30, 1999). As the Company develops its contingency plans, the costs associated with those plans (i.e. significant inventory stockpiling or the arrangement of alternative power sources) will be assessed vis-a-vis the cost of the most reasonably likely worst case scenario. Consequently, the contingency plan costs and certain mitigating factors, including seasonally lower first quarter business sales and production levels, may not warrant the full implementation of the plans.

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

Forward Looking Statements

Certain statements contained herein including, without limitation, those regarding (i) ability to support future working capital needs, (ii) seasonality of the Company's business (iii) progress, timing of completion and impact on gross margin of poultry facility projects and (iv) market risk associated with changes in interest and foreign exchange rates, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk is limited to $39.6 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of June 30, 1999, the estimated reduction in earnings, net of tax, is expected to be approximately $0.3 million.

The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, the Company's exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $165,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and approximately $75,000, net of tax, for every 5% depreciation of the Dutch Guilder per U.S. dollar. These amounts are estimates only and are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances and the existing economic uncertainty and future economic conditions in the international marketplace.

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

             10.17  Representations and Warranties of Sellers, filed as Exhibit
                    99.3 to the Company's February 10, 1999 Form 8-K filing.

             10.18 Amendment No. 3 dated as of November 19, 1998 to Credit Agreement dated as of August 15, 1997.

             11.    Computation of Earnings Per Share.

             27.    Financial Data Schedule.

b)       Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CTB International Corp.


Dated:  August 13, 1999         By  /s/  Don J. Steinhilber
                                    ------------------------------------
                                         Don J. Steinhilber
                                    Vice President and Chief Financial Officer