Form 10-Q
period 1999-09-30
CTB INTERNATIONAL CORP
filed 1999-11-15
CIK 1038005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                    FORM 10-Q

         [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At September 30, 1999, approximately 12,022,177 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
Part I
         Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at
                  September 30, 1999 and December 31, 1998                     1

                  Condensed  Consolidated Income Statements
                  for the Three Months and Nine Months Ended
                  September 30, 1999 and 1998                                  2

                  Condensed Consolidated  Statements  of Cash
                  Flows for the Nine Months Ended
                  September 30, 1999 and 1998                                  3

                  Notes to Condensed Consolidated Financial Statements         4

         Item 2.  Management's  Discussion and  Analysis  of Financial
                  Condition and Results of Operations                          7

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           12

Part II

         Other Information

         Item 1.                                                            II-1

         Item 6.                                                            II-1

Signature                                                                   II-2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                    CTB International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                             September 30,         December 31,
                                                 1999                  1998
                                            ---------------      ---------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                     $5,665                   $608
    Accounts receivable - Net                     40,769                 38,368
    Construction costs in excess of
        billings on uncompleted contracts             84                  5,120
    Inventories                                   30,983                 29,657
    Deferred income taxes                          1,786                  1,743
     Prepaid expenses and other current
        assets                                       964                  1,509
                                            ---------------      ---------------
        Total current assets                      80,251                 77,005

PROPERTY, PLANT AND EQUIPMENT - Net               57,238                 50,974
INTANGIBLES - Net                                 88,202                 66,715
OTHER ASSETS                                         235                    432
                                            ---------------      ---------------
    TOTAL ASSETS                                $225,926               $195,126
                                            ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                             $14,217                $10,711
    Current portion of long-term debt                806                  1,646
    Current portion of accrued Earn-Out            1,760                  5,554
    Accrued liabilities                           21,304                 14,542
    Deferred revenue                               2,125                  3,642
                                            ---------------      ---------------
        Total current liabilities                 40,212                 36,095

LONG-TERM DEBT                                    88,798                 69,719
DEFERRED INCOME TAXES                              9,021                  7,889
ACCRUED POSTRETIREMENT BENEFIT COST
    AND OTHER                                      4,810                  2,740
ACCRUED EARN-OUT                                   -----                  1,760
COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)
MINORITY INTEREST                                     55                     98
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value;
        40,000,000 shares authorized:
        12,924,990 issued                            129                    129
    Preferred stock - 6% cumulative,
        $.01 par value; 4,000,000 shares
        authorized; 0 shares issued and
        outstanding                                -----                  -----
    Treasury stock, at cost;
        1999 - 902,813 shares,
        1998 - 688,619 shares                     (6,995)                (5,390)
    Additional paid-in capital                    76,818                 76,897
    Reduction for carryover of predecessor
        cost basis                               (26,964)               (26,964)
    Accumulated other comprehensive income:
        Cumulative translation adjustment           (569)                   556
    Retained earnings                             40,611                 31,597
                                            ---------------      ---------------
        Total stockholders' equity                83,030                 76,825
                                            ---------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $225,926               $195,126
                                            ===============      ===============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                    Condensed Consolidated Income Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                         For the Three Months Ended    For the Nine Months Ended
                                                September 30,                 September 30,
                                         --------------------------   ---------------------------
                                               1999            1998          1999          1998
                                            ---------       ---------     --------      ---------
NET SALES                                    $84,088         $91,138      $220,253      $208,380
COST OF SALES                                 61,586          70,053       163,395       161,752
                                            ---------       ---------     ---------     ---------
      Gross profit                            22,502          21,085        56,858        46,628

OTHER OPERATING EXPENSE:
      Selling, general, and
           administrative expenses            11,329           9,926        33,281        25,552
     Amortization of goodwill                    640             446         1,918         1,335
                                            ---------       ---------     ---------     ---------
Operating income                              10,533          10,713        21,659        19,741

INTEREST EXPENSE - Net                        (1,596)         (1,098)       (4,875)       (2,947)
OTHER INCOME (EXPENSE) - Net                    (831)           (376)       (1,834)         (465)
                                            ---------       ---------     ---------     ---------
INCOME BEFORE INCOME TAXES                     8,106           9,239        14,950        16,329

INCOME TAXES                                   3,223           3,628         5,936         6,420
                                            ---------       ---------     ---------     ---------
NET INCOME                                    $4,883          $5,611        $9,014        $9,909
                                            =========       =========     =========     =========

EARNINGS PER SHARE:
     Basic:      Earnings per share            $0.41           $0.45         $0.75         $0.78
                                            =========       =========      ========      ========
                 Weighted average shares      12,022          12,607        12,050        12,746
                                            =========       =========      ========      ========
     Diluted:    Earnings per share            $0.40           $0.43         $0.73         $0.76
                                            =========       =========      ========      ========
                 Weighted average shares      12,282          12,950        12,296        13,115
                                            =========       =========      ========      ========

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                For the Nine Months Ended
                                                                      September 30,
                                                               ----------------------------
                                                                  1999               1998
                                                               ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $9,014             $9,909
     Adjustments  to  reconcile  net income
        to net cash  flows  from  operating
        activities:
        Depreciation                                              5,509              4,262
        Amortization                                              2,241              1,747
        Equity (income) loss from joint venture                     (10)               461
        Gain on sale of assets                                      ---               (254)
        Changes in operating assets and liabilities:
              Accounts receivable                                 3,694            (24,381)
              Construction costs and estimated
                   earnings in excess of billings                 5,036             (5,816)
              Inventories                                         2,741             (3,573)
              Prepaid expenses and other assets                     416              1,255
              Accounts payable, accruals and
                   other liabilities                             (2,795)            12,414
                                                               ---------          ---------
                   Net cash flows from operating activities      25,846             (3,976)
                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property, plant and equipment               (5,903)            (4,288)
      Acquisitions of businesses, net of cash acquired          (33,854)            (1,364)
      Investment in joint venture                                   ---             (3,075)
      Proceeds from sale of assets                                   26                504
                                                               ---------          ---------
                   Net cash flows from investing activities     (39,731)            (8,223)
                                                               ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                  (1,684)            (6,568)
     Proceeds from long-term debt                               300,696             67,788
     Payments on long-term debt                                (280,474)           (50,323)
                                                               ---------          ---------
                   Net cash flows from financing activities      18,538             10,897
                                                               ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              4,653             (1,302)

NET EFFECT OF TRANSLATION ADJUSTMENT                                404                557

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      608              1,161
                                                               ---------          ---------
CASH EQUIVALENTS, END OF PERIOD                                  $5,665               $416
                                                               =========          =========


     See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1998 which includes the Company's annual audited financial statements.

Note 2. Inventories

   Inventories consist of the following (in thousands):

                                                              September 30,    December 31,
                                                                  1999            1998
                                                                ----------     ----------
         Raw material                                              $7,023         $7,941
         Work in process                                            2,299          2,829
         Finished goods                                            21,761         18,987
                                                                ----------     ----------
                                                                   31,083         29,757
         LIFO valuation allowance                                    (100)          (100)
                                                                ----------     ----------
              Total                                               $30,983        $29,657
                                                                ==========     ==========

Note 3.  Contracts In Process

   Construction contracts in process consist of the following (in thousands):

                                                              September 30,    December 31,
                                                                  1999            1998
                                                                ----------     ----------
         Costs incurred on uncompleted contracts                      $83        $31,536
         Estimated profit (loss)                                        1           (455)
                                                                ----------     ----------
                                                                       84         31,081
         Less:  Billings to date                                       --         25,961
         Costs in excess of billings on uncompleted contracts         $84         $5,120
                                                                ==========     ==========


Note 4.  Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):

                                                              September 30,    December 31,
                                                                  1999            1998
                                                                ----------     ----------
         Land and improvements                                     $3,650         $2,725
         Buildings and improvements                                23,210         20,869
         Machinery and equipment                                   45,157         39,022
         Construction in progress                                   4,602          2,829
                                                                ----------     ----------
                                                                   76,619         65,445
         Less accumulated depreciation                            (19,381)       (14,471)
                                                                -----------    -----------
              Total                                               $57,238        $50,974
                                                                ===========    ==========

Note 5.  Intangibles

   Intangibles consist of the following (in thousands):

                                                              September 30,    December 31,
                                                                  1999            1998
                                                                ----------     ----------
         Goodwill                                                 $93,218        $69,997
         Accumulated amortization                                  (6,094)        (4,197)
                                                                ----------     ----------
         Goodwill - Net                                            87,124         65,800
                                                                ----------     ----------
         Deferred finance costs and other                           2,701          2,105
         Accumulated amortization                                  (1,623)        (1,190)
                                                                ----------     ----------
         Deferred finance costs and other - Net                     1,078            915
                                                                ----------     ----------
              Total                                               $88,202        $66,715
                                                                ==========     ==========

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

  The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which is being amortized on a straight-line basis over 40 years. Roxell's financial statements subsequent to the acquisition are consolidated and included in the Company's Consolidated Balance Sheet as of September 30, 1999 and the Consolidated Statement of Income for the three months and nine months ended September 30, 1999 and Consolidated Statement of Cash Flows for the nine months ended September 30, 1999. The purchase price has been allocated on a preliminary basis, pending final determination of the valuation of certain acquired assets and liabilities, as follows:

                                                               (In thousands)
                                                               --------------
         Current assets                                           $15,532
         Property, plant and equipment                              7,175
         Intangibles and other assets                              26,942
         Long-term debt assumed                                      (740)
         Liabilities assumed                                      (10,031)
                                                                ----------
              Total purchase price                                $38,878
                                                                ==========

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

    The Company is obligated to pay the Earn-Out Amount in three installments. The first installment of $3,520, which was equal to 50.0% of the actual Earn-Out Amount was paid in April. The second installment of $1,760, equal to 25.0% of the actual Earn-Out Amount , was paid in July 1999. The third and final installment, equal to 25.0% of the actual Earn-Out Amount is payable on January 1, 2000. Interest accrues at the prime rate, which increased to 8.0% effective July 1, 1999 and 8.25% on August 25, 1999 from 7.75% at December 31, 1998.

The Sibley purchase agreement includes an Earn-Out provision which requires the Company to pay up to an additional $1.2 million over four years should certain sales targets be met. On March 31, 1999, $274,000 of the contingent purchase price was paid for amounts earned for 1998.

Note 8.  Treasury Stock

     At September 30, 1999 treasury stock consisted of 902,813 shares acquired, 225,000 of which were purchased at a cost of $1,684,000 during the nine month period ending September 30, 1999. To date, 1,211,068 of the 1,500,000 shares authorized in 1997 and 1998 have been repurchased, with 308,255 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Stockholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 9.  Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 1999 was $5.7 million and $7.9 million, respectively. Net income was adjusted by the change in the cumulative translation adjustment to arrive at comprehensive income.

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

Note 11.  Restructuring Charge

   A corporate restructuring program was announced in late September 1999. The Company eliminated approximately 12% of the positions in its Milford, Indiana, operations support, sales and administrative functions. The action resulted in a pre-tax charge of $0.9 million, of which $0.6 million was recorded in cost of sales and $0.3 million was charged against selling, general and administrative expenses.

Note 12.  Subsequent Event

     In October 1999, the Company's stock repurchase program was expanded by 1.0 million shares of common stock. The Board of Directors authorized the repurchase of up to a total of 2.5 million shares compared to the 1.5 million total shares announced previously. The Company plans to buy shares on the open market over an indefinite period.

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

Three  Months  Ended  September  30,  1999  Compared  with  Three  Months  Ended
     September 30, 1998

     Net sales decreased 7.7% to $84.1 million for the three months ended September 30, 1999 compared to $91.1 million in the corresponding period of 1998. The decline in sales was primarily from $13.8 million lower revenues from the poultry buildings project, continued weakness in the swine business worldwide, and softness in various international markets as well as weakness in the domestic poultry and egg production industries. This was offset somewhat by strength in the domestic grain storage market as well as from sales resulting from Roxell N.V. and STACO, Inc. which were acquired in January 1999 and September 1998, respectively.

     Gross profit increased 6.7% to $22.5 million in the three months ended September 30, 1999 or 26.8% of net sales compared to $21.1 million in the corresponding period of 1998 or 23.1% of net sales. The gross profit margin increase of 3.7 percentage points was largely attributable to much lower levels of sales on essentially no margin poultry buildings, which are now substantially completed, and improvements in operational efficiency made in 1999, offset by $0.6 million of the previously announced restructuring charge and to a lesser extent by further weakening in the worldwide hog market in which the Company has traditionally sold higher margin products.

     Selling, general and administrative expenses increased 14.1% or $1.4 million to $11.3 million in the three months ended September 30, 1999 from $9.9 million in the corresponding period of 1998. As a percent of net sales, selling, general and administrative expenses were 13.5% in the three months ended September 30, 1999 and 10.9% in the corresponding period of 1998. The dollar increase is primarily attributable to the acquisitions of Roxell N.V. and STACO, Inc., a restructuring charge of $0.3 million, and targeted investments in certain key areas within the Company. The increase as a percentage of net sales was primarily attributed to the previously discussed acquisitions which have historically had higher selling, general and administrative costs as a percentage of sales than the Company. This was offset somewhat by reduction in costs of resources assigned to address issues related to the implementation of a fully integrated resource planning system.

    A corporate restructuring program was announced in late September 1999. The program is designed to realign CTB's cost structure for current market conditions and to position the Company for accelerated profit growth when conditions improve. The Company eliminated approximately 12% of the positions in its Milford, Indiana, operations support, sales and administrative functions. The action resulted in a pre-tax charge of $0.9 million, of which $0.6 million was recorded in cost of sales and $0.3 million was charged against selling, general and administrative expenses. Management believes that the restructuring will reduce the Company's annual operating costs by approximately $2.1 million.

     Amortization of goodwill increased to $0.6 million in the three months ended September 30, 1999 or 43.5% from $0.4 million in the corresponding period for 1998. The increase is attributable to the amortization of goodwill related to the acquisitions of Roxell N.V. and STACO, Inc.

     Operating income decreased 1.7% or $0.2 million to $10.5 million in the three months ended September 30, 1999 compared to $10.7 million in the corresponding period of 1998. Operating income margins increased to 12.5% of net sales in the three months ended September 30, 1999 from 11.8% of net sales in the corresponding period of 1998. The decrease in operating income was a result of increased selling, general and administrative expenses and amortization of goodwill offset somewhat by increased gross profit. Excluding the impact of the $0.9 million restructuring charge, operating income was up $0.7 million. The increase in operating income margins is due to the improvement in gross profit margins, offset to some extent by the increase in selling, general and administrative expenses as a percent of sales and the increase in amortization expense, as discussed above.

     Interest expense increased to $1.6 million in the three months ended September 30, 1999 or 45.4% from $1.1 million in the corresponding period in 1998. The increase is due primarily to additional debt as a result of the borrowings incurred to finance the acquisitions of Roxell N.V. and STACO, Inc.

     Other expense increased by $0.4 million or 121% from $0.4 million to $0.8 million primarily from the impact of non-cash foreign exchange losses on U.S. dollar denominated intercompany debt offset by reduction of losses in joint ventures.

    Net income decreased 13.0% or $0.7 million to $4.9 million in the three months ended September 30, 1999 from $5.6 million for the corresponding period of 1998. The decrease was primarily due to increased interest costs and other expenses offset somewhat by related income tax effects.

Nine   Months   Ended  September  30,  1999  Compared  with  Nine  Months  Ended
     September 30, 1998

     Net sales increased 5.7% to $220.3 million for the nine months ended September 30, 1999 compared to $208.4 million in the corresponding period of 1998. The sales growth resulted primarily from the acquisitions of Roxell N.V. in early January 1999 and Sibley Industries, Inc. and STACO, Inc. in the second half of 1998 and strength in the grain production market as well as first and second quarter strength in the egg market. These factors were offset by $20.8 million lower revenues from the poultry buildings project, as well as weakness in the swine business worldwide and softness in various international markets.

     Gross profit increased 21.9% to $56.9 million in the nine months ended September 30, 1999 or 25.8% of net sales compared to $46.6 million in the corresponding period of 1998 or 22.4% of net sales. The gross profit margin increase of 3.4 percentage points was largely attributable to reduced sales on essentially no margin poultry buildings, which are substantially completed, and recovery of manufacturing efficiencies as the issues related to the 1998 implementation of the fully integrated enterprise resource system have been substantially resolved as well as improvements in operational efficiency made in 1999. These factors have been offset somewhat by further weakening in the worldwide hog market in which the Company has traditionally sold higher margin products, a restructuring charge of $0.6 million, and a purchase accounting charge of $0.4 million in the first quarter.

     Selling, general and administrative expenses increased 30.2% or $7.7 million to $33.3 million in the nine months ended September 30, 1999 from $25.6 million in the corresponding period of 1998. As a percent of net sales, selling, general and administrative expenses were 15.1% in the nine months ended September 30, 1999 and 12.3% in the corresponding period of 1998. The dollar increase is primarily attributable to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc., targeted investments in certain key areas within the Company and a restructuring charge of $0.3 million offset somewhat by reduction in costs of resources assigned to address issues related to the implementation of a fully integrated resource planning system. The increase as a percentage of net sales was primarily attributed to the acquisitions. The acquired companies have historically had higher selling, general and administrative costs as a percentage of sales than the Company.

     Amortization of goodwill increased to $1.9 million in the nine months ended September 30, 1999 or 43.7% from $1.3 million in the corresponding period for 1998. The increase is attributable to the amortization of goodwill related to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc.

     Operating income increased 9.7% or $2.0 million to $21.7 million in the nine months ended September 30, 1999 compared to $19.7 million in the corresponding period of 1998. Operating income margins increased to 9.8% of net sales in the nine months ended September 30, 1999 from 9.5% of net sales in the corresponding period of 1998. The increase in operating income was a result of additional gross profit that was somewhat offset by increased selling, general and administrative expenses and amortization of goodwill. The increase in operating income margins is due to the improved gross profit margins offset to some extent by increases in selling, general and administrative expenses as a percent of sales and the increase in amortization expense, as discussed above.

     Interest expense increased to $4.9 million in the nine months ended September 30, 1999 or 65.4% from $2.9 million in the corresponding period in 1998. The increase is due primarily to additional debt as a result of the borrowings incurred to finance the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc., purchases of treasury stock during the second half of 1998 and first quarter of 1999, and carrying costs related to the poultry buildings project.

    Other expense increased by $1.4 million from 1998 levels primarily from the impact of a $1.9 million non-cash foreign exchange loss from U.S. dollar-denominated intercompany debt. This charge was primarily a result of the devaluation of the Brazilian currency versus the U.S. dollar.

     Net income decreased 9.0% or $0.9 million to $9.0 million in the nine months ended September 30, 1999 from $9.9 million for the corresponding period of 1998. The decrease was attributable to improved operating income, offset by increased interest expense and other expense as discussed above offset somewhat by related income tax effects.

Financial Position

     Changes in the financial position of the Company from December 31, 1998 to September 30, 1999 were due primarily to business acquisitions and operational changes.

     Total assets increased from $195.1 million at December 31, 1998 to $225.9 million at September 30, 1999 due in large part to the acquisition of Roxell N.V. Accounts receivable increased by $2.4 million from December 31, 1998 to September 30, 1999 with $6.1 million of receivables being purchased in the Roxell N.V. acquisition. This was largely offset by improved collection activity despite seasonally higher business levels. At September 30, 1999, construction costs in excess of billings were $0.1 million, down by $5.0 million from year end, as the poultry buildings project nears completion. Inventories at September 30, 1999 increased by $1.3 million from December 31, 1998. The increase was primarily due to $3.6 million from the Roxell N.V. acquisition offset by a managed reduction in inventory levels. Net property, plant and equipment increased $6.3 million from December 31, 1998 to September 30, 1999. The net increase was due primarily to the Roxell N.V. acquisition and recent capital expenditures, net of depreciation. Intangibles increased by $21.5 million from December 31, 1998 to September 30, 1999 due to the addition of goodwill resulting from the preliminary purchase price allocation of the Roxell N.V. acquisition.

     Total liabilities increased $24.5 million from $118.3 million at December 31, 1998 to $142.8 at September 30, 1999. Accounts payable and accrued liabilities increased $10.3 million during this period, primarily from the acquisition of Roxell N.V., seasonal increases, and the accrual of a $0.9 million restructuring charge late in the third quarter. Long-term debt increased $19.1 million from $69.7 million at December 31, 1998 to $88.8 million at September 30, 1999 primarily due to borrowings incurred to finance the Roxell N.V. acquisition, revolver borrowings to support seasonal operational needs and treasury stock purchases in the first quarter of 1999.

   Total stockholders' equity increased $6.2 million due to net income for the period partially offset by treasury stock purchases and changes in cumulative translation adjustment.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had $40.0 million of working capital, a decrease of $0.9 million from working capital of $40.9 million as of December 31, 1998. Net cash provided from operating activities for the nine months ended September 30, 1999 was $25.8 million. Cash flow from operations was provided by net income and working capital changes. Net cash used for operating activities for the nine months ended September 30, 1998 was $4.0 million, driven primarily by working capital changes.

     For the nine months ended September 30, 1999, cash used in investing activities was $39.7 million, which was used primarily for purchase of assets and the acquisition of Roxell N.V. For the nine months ended September 30, 1998, cash used in investing activities was $8.2 million, which was used for acquisitions of assets and an investment in a joint venture, somewhat offset by the sale of assets.

     For the nine months ended September 30, 1999, net cash provided from financing activities was $18.5 million. During this period there was a net $20.2 million increase in cash flows from revolver activity offset by a $1.7 million use of cash for treasury stock purchases. Cash provided by financing activities for the nine months ended September 30, 1998 was $10.9 million resulting from $17.5 million in net cash from revolver activity offset by a $6.6 million use of cash for treasury stock purchases.

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


(In thousands, except per share amounts)         (unaudited)                            Three Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                September 30,     September 30,       December 31,     March 31,       June 30,
                                                    1999              1998               1998            1999           1999
                                                 ----------        -----------         ---------       ----------     ---------
Sales                                              $84,088            $91,138           $63,800          $59,905       $76,260
Gross Profit                                        22,502             21,085            14,056           13,918        20,438
    Gross margin                                     26.8%              23.1%             22.0%            23.2%         26.8%
Operating income                                   $10,533            $10,713            $3,461           $3,016        $8,110
    Operating income margin                          12.5%              11.7%              5.4%             5.0%         10.6%
Net Income                                          $4,883             $5,611            ($713)             $329        $3,802
Basic earnings per share                             $0.41              $0.45           ($0.06)            $0.03         $0.32
Basic weighted average shares                       12,022             12,607            12,384           12,106        12,022
Diluted earnings per share                           $0.40              $0.43           ($0.06)            $0.03         $0.31
Diluted weighted average shares                     12,282             12,950            12,658           12,330        12,277


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

   Assessment of non-major IT systems and equipment, including related software, has been completed. Correction, testing and documentation have also been substantially completed. The Company will continue to test and correct as necessary the Company's individual personal computers for Y2K compliance throughout the remainder of 1999.

     Major non-IT equipment, which is primarily manufacturing equipment, has been identified, assessed and tested in the United States with the determination that the equipment does not employ microprocessors with date sensitive operations, and thus does not pose a Y2K issue. Non-IT equipment outside the United States was also assessed, tested and completed.

     The Company has identified major and/or critical third-party relationships and has completed a survey and assessment of third-party readiness. The results of this assessment are a major factor considered in the contingency plans being developed. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner or that the failure to convert by another company would not have a materially adverse effect on the Company.

     Cost of Year 2000 Issue

     As of September 30, 1999, the Company has incurred costs of approximately $350,000 in year 2000 compliance. The Company estimates the future cost of Y2K to be minimal.

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

  Contingency Plans

     Because not all occurrences of Y2K failure can be projected, anticipated or controlled, the Company has developed contingency plans that could enable production to continue. These plans continue to be reviewed and refined. The plans include, but are not limited to, the reallocation of internal resources, deployment of alternative processes, addition to stock of certain components prior to year end, and the use of alternative suppliers.

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

 Forward Looking Statements

     Certain statements contained herein including, without limitation, those regarding (i) ability to support future working capital needs, (ii) seasonality of the Company's business, (iii) progress, timing of completion and impact on gross margin of poultry facility projects, (iv) future growth prospects, (v) impact of the Company's restructuring program, and (vi) market risk associated with changes in interest and foreign exchange rates, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk is limited to $23.6 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of September 30, 1999, the estimated reduction in earnings, net of tax, is expected to be approximately $0.2 million.

     The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated intercompany loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $165,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and approximately $75,000, net of tax, for every 5% depreciation of the Dutch Guilder per U.S. dollar. These amounts are estimates only and are difficult to accurately estimate due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and future economic conditions in the international marketplace.

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

            10.17   Representations and  Warranties of Sellers, filed as Exhibit
                    99.3 to the Company's February 10, 1999 Form 8-K filing.

            10.18 Amendment No. 3 dated as of November 19, 1998 to Credit Agreement dated as of August 15, 1997.

            11.     Computation of Earnings Per Share.

            27.     Financial Data Schedule.

b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.



SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CTB International Corp.


Dated:  November 12, 1999             By /s/  Don J. Steinhilber
                                      ------------------------------------------
                                              Don J. Steinhilber
                                      Vice President and Chief Financial Officer