Form 10-K
period 1999-12-31
CTB INTERNATIONAL CORP
filed 2000-03-07
CIK 1038005

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Transition Period From _____ to _____


                        Commission File Number 000-22973

                             CTB INTERNATIONAL CORP.
             (Exact name of registrant as specified in the charter)


             INDIANA                                    35-1970751
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                  Identification No.)


                               State Road 15 North
                                  P.O. Box 2000
                             Milford, IN 46542-2000

               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 219-658-4191

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of February 29, 2000 was approximately $27,877,073

The number of shares outstanding of the registrant's common stock as of February 29, 2000 was 10,984,690

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 5, 2000 are incorporated by reference into Part III.

                             CTB INTERNATIONAL CORP.
                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1999

                                      INDEX

ITEM     DESCRIPTION                                                        PAGE
                                     PART I

1.       Business..............................................................2
         Forward-Looking Statements ...........................................2
         a.   General Development of Business .................................2
                   - Recent Developments ......................................3
         b.   Financial Information About Industry Segments ...................3
         c.   Narrative Description Of Business ...............................4
                - Market Overview .............................................4
                - Business Strategy ...........................................4
                - Company Strengths ...........................................5
                - Company Products ............................................6
                - Product Distribution ........................................8
                - Sources and Availability of Raw Materials ...................9
                - Patents and Trademarks ......................................9
                - Seasonality .................................................9
                - Backlog .....................................................9
                - Competition .................................................9
                - Research and Development Activities ........................10
                - Employees ..................................................10
         d.   Financial Information about Foreign and Domestic
              Operations and Export Sales ....................................10
2.       Properties ..........................................................10
3.       Legal Proceedings ...................................................11
4.       Submission of Matters to a Vote of Security Holders .................11

                                     PART II

5.       Market for Registrant's Common Equity and Related
         Shareholder Matters .................................................11
6.       Selected Financial Data .............................................12
7.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................13
7A.      Quantitative and Qualitative Disclosures About Market Risk ..........18
8.       Financial Statements and Supplementary Data .........................19
         - Notes to Consolidated Financial Statements ........................24
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................38

                                    PART III

10.      Directors and Executive Officers of the Registrant ..................38
11.      Executive Compensation ..............................................40
12.      Security Ownership of Certain Beneficial Owners and Management ......40
13.      Certain Relationships and Related Transactions ......................40

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K .....41

PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

Forward-Looking Statements

In addition to historical information, this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, discussion of sales growth, market outlook, market trends, expected results, industry actions, market share gains, ability to leverage distribution capabilities and brand names, rising demand for and production of meat protein, eggs and grain, increased demand for the Company's equipment used in the production of such products, improvement in operational efficiency, operating margin improvement, resolution of certain claims and legal proceedings, strategies for serving markets outside of the United States, efforts to lower shipping costs and reduce import duties to make pricing more competitive, the ability to grow through acquisitions, anticipated stock repurchases, the adequacy and availability of liquidity and capital resources to meet the Company's needs, seasonality of the Company's business, construction progress, the successful and timely resolution of the enterprise resource planning system, implementation issues and related costs and dates related to the Company's Euro conversion. These forward-looking statements involve factors, risks and uncertainties which may cause actual results to differ materially from those expressed or implied. The factors that could cause actual results to differ materially include, but are not limited to, the following: (1) risks associated with the agricultural industry such as feed, grain and animal price fluctuation, crop yields, demand, weather conditions, and outbreaks of disease; (2) risks associated with acquisitions such as incurring significantly higher-than-anticipated capital expenditures and operating expenses, failing to assimilate the operations and personnel of acquired businesses, losing customers, entering markets in which the Company has no or limited experience, disrupting the Company's ongoing business, dissipating the Company's management resources and the possibility the Company will not complete contemplated acquisitions; (3) risks common to international operations including unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, and fluctuations in currency exchange rates; and (4) other risks including, but not limited to, those detailed in the Company's prospectus filed with its registration statement with the Securities and Exchange Commission (SEC) on August 20, 1997, as well as periodic reports filed with the SEC.

(a)     General Development Of Business

CTB International Corp. ("CTB" or the "Company") is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry meat, pork and eggs. It serves the animal agriculture (poultry and hog), egg, and grain industries. The Company believes that it is the largest global supplier of poultry and egg production systems and grain storage bins and one of the largest global providers of hog production systems.

The  Company's  animal  agriculture  equipment  consists of  feeders,  drinkers, environmental systems (heating, cooling and ventilation), feeding and environmental system controls, and poultry nests used primarily by growers that raise poultry and hogs commercially. CTB's egg production systems consist of feeders, drinkers, environmental systems, controls, cages, egg handling systems and manure handling equipment used primarily by commercial producers of eggs. The Company's grain systems include commercial and on-farm storage and holding bins as well as conveying systems for feed and grain. These are used primarily by farmers and by commercial businesses such as feed mills, grain elevators, port storage facilities and commercial grain processing facilities.

CTB operates from facilities in the U.S.A., Europe and Latin America as well as through a worldwide distribution network. It markets its agricultural products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names.

CTB International Corp.'s initial predecessor, Chore-Time Equipment, Inc. ("Chore-Time Equipment"), was founded in 1952 by Howard S. Brembeck who also established Brock Manufacturing, Inc. ("Brock") in 1957. In 1976, Chore-Time Equipment and Brock came under common ownership and in 1985 were merged into a single corporation, CTB, Inc. (the "Predecessor Company").

The Predecessor Company was acquired by affiliates of American Securities Capital Partners L.P. ("ASCP") and certain members of its senior management on January 4, 1996.

In August 1997, the Company completed the initial public offering of its common stock.

Additionally, the Company made two acquisitions and a divestiture in 1997. In May, it acquired all of the capital stock of Fancom Holding B.V., a Netherlands-based manufacturer of agricultural climate control systems and software applications. In June, the Company acquired substantially all of the assets and certain specified ordinary course liabilities of the Kansas City Grain Systems Division of Butler Manufacturing Company, ("Kansas City Grain Systems Division") a Missouri-based manufacturer of grain storage bins. The Company divested substantially all assets (other than accounts receivable) of its vinyl products division to a subsidiary of Royal Group Technologies Limited in May. In conjunction with the sale, the Company entered into a five-year joint venture with the acquirer to produce certain extruded PVC agricultural equipment component parts for the Company.

In 1998, the Company made two acquisitions. In July, it acquired Sibley Industries, Inc., a Missouri-based manufacturer of animal brooders and heaters. In September, it acquired STACO, Inc., a Pennsylvania-based manufacturer of hog feeders and other related equipment. Also in 1998, the Company established a Brazilian joint venture and subsequently recognized a $3.1 million charge for impairment in value of the investment.

Recent Developments

On January 12, 1999, the Company acquired Roxell N.V. ("Roxell") of Maldegem, Belgium. Roxell is a leading manufacturer of automated feeding and watering systems as well as feed storage bins for the poultry and hog production markets.

On April 12, 1999, Chris Chocola, former president and chief executive officer, became chairman of the board of the Company. Victor A. Mancinelli was named president and chief executive officer.

On September 24, 1999, CTB announced a corporate restructuring program to realign the Company's cost structure with the then current market conditions and to position the Company for accelerated profit growth as conditions improve. The initiative began the process of organizing the Company around a business unit structure with focused factories and the adoption of lean manufacturing techniques with goals of greater accountability and rapid customer response.

By agreement dated September 30, 1999, CTB and Rota Industria de Maquinas Agricolas dissolved the Brazilian joint venture.

On December 21, 1999, CTB completed its reincorporation in Indiana from Delaware for the purpose of realizing franchise tax savings.

(b)     Financial Information about Industry Segments

The Company's internal financial reporting is organized primarily on the basis of legal entities while the management of operations is based on a combination of geographic locations and functional lines of manufacturing, sales and marketing. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, the Company is reporting only one operating segment.

(c)     Narrative Description of Business

MARKET OVERVIEW

The Company serves the global agricultural market. Demand for the Company's products is driven primarily by the overall worldwide levels of poultry, hog, egg and grain production as well as by the increasing global focus on improving productivity in these industries.

The poultry, hog, egg and grain production industries themselves are driven by a number of factors including worldwide consumption trends, economic and population growth, and the impact of government policies on local production and import/export levels. Other factors such as weather conditions can also have a major influence on local and worldwide demand for the Company's products.

Demand for meat, eggs and grain tends to increase in developing countries as consumers experience increasing levels of income. In various parts of the world, history has shown that as their level of affluence has increased, consumers have devoted a larger portion of their income to improved and higher protein diets. Poultry meat and pork are frequently the beneficiaries of this trend as these meats are more cost-effective sources of animal protein than beef. Consequently, a primary driver expected to impact demand for the Company's products is economic and population growth in developing areas of the world including parts of Asia, Latin America, Central Europe and Eastern Europe.

Another factor expected to affect demand for the Company's products is the increasing need for more efficient production of animal protein. This demand is anticipated to be particularly concentrated in developing countries where much production is still accomplished manually. In such areas, the use of automated equipment will become increasingly important for more efficient use of resources such as feed grains and the land on which they are grown.

Demand for grain and the required infrastructure for grain storage, conditioning and handling is driven by several factors, including grain that is used as feed to support meat and egg production. The Company believes production levels in these markets are likely to have some impact on future levels of grain production and the resultant need for storage facilities. Demand for new storage facilities could also be impacted by the acceptability of genetically modified grain and the need for identity preservation in storage.

The Company's grain business was strong in 1999 due primarily to low U.S. grain commodity prices and high grain inventory levels. Demand for the Company's other products was negatively impacted in 1999 by the continued effects of the Asian economic crisis which began in 1997, ongoing weakness in the worldwide pork industry, and a second-half downturn in the domestic egg production industry in response to egg pricing pressure. While there was a decline in export demand for U.S.-produced poultry meat during 1999, the Company's poultry business was relatively unchanged for the year.

The Company expects the demand for grain storage to return to somewhat lower levels in 2000 comparable to 1998's performance. It expects expansion in the market for poultry meat comparable to 1999 levels while the industry attempts to keep supplies in balance with demand. The Company believes that the egg production and hog industries are taking appropriate actions to reduce the oversupply of hens and hogs and that these markets will rebound in mid-to-late 2000 or in 2001. The Company further anticipates recovery in some Latin American and Asian countries during 2000, and stronger sales in certain other regions.

The Company believes that the diversity of its end users in the agricultural market, coupled with its international focus, will usually help to mitigate the impact of any reduction in demand within any of the individual markets or geographic regions it serves.

BUSINESS STRATEGY

The Company's business strategy is to:

Maximize Growth in Core (Poultry, Hog, Egg Production and Grain) Markets through Product Innovation and System Solutions - CTB is focused on leveraging the strength of its existing market shares, its powerful, independent distributor/dealer network, its significant brand name recognition, and its heritage of developing innovative solutions to industry challenges. The Company seeks to continue introducing innovative products and providing its customers with the most complete, highest-value product offering available. Because feed costs are the greatest portion (60 to 70%) of the costs for raising animals, growers and integrators have an ongoing need for productivity-enhancing products and integrated systems like CTB's which help convert feed into animal protein efficiently.

Leverage Distribution Network through Expanded Agricultural Product Offerings - CTB is able to use its strong core market shares and its global distribution channels to boost its shares for additional equipment going to the same facilities as core products such as feeding systems. There are substantial opportunities for sales growth of these complementary products, which, together with CTB's core products, create integrated product packages and, in some cases, complete integrated systems. Offering high-value packages and systems leverages the Company's strong distribution and leading market positions and helps to grow market shares in additional product lines.

Enhance Product Offerings and System Solutions through Strategic Approaches to the Market - CTB sees additional growth opportunities through accretive product line extensions, acquisitions, marketing agreements and other business arrangements. Many of CTB's markets include niche manufacturers who lack the ability to offer the highest value package of goods. These present opportunities for growing CTB's package offering as well as for possible acquisitions or alliances. CTB's acquisitions and current business partnerships have helped the Company to broaden the scope of both its package of products and its global distribution network. They have also helped CTB's customers to achieve greater efficiency through single-source supply of needed systems. CTB continues to strategically evaluate the companies in its markets in order to develop select relationships that will strengthen its global market position and its ability to better serve its customers.

Drive Operational Excellence in All Aspects of the Business - CTB is dedicated to its long-standing goal of "Excellence in All Things" and has undertaken both short-term and longer-term actions to improve its operational efficiency. It has restructured its operations into business units which each focus on serving a particular customer group. The Company also reduced employment levels during 1999 to better align human resources with market conditions and its new operational structure. Further, CTB has initiated what it terms its "Rapid Customer Response" program. The program, which is a custom blend of internal initiatives with principles from lean manufacturing and the Toyota production system, has goals of increasing productivity, speed and accountability on a long-term basis.

Pursue Selective Global Opportunities - CTB recognizes that much of the growth in demand for its products will continue to be in the developing nations of the world. History has demonstrated that consumers in such areas, as they gain more income, devote larger portions of their incomes to improved and higher protein diets. Additionally, poultry- and hog-raising processes are substantially less automated in many growing countries today than they are in areas such as the United States, Canada and Western Europe. Increases in automation will help these countries gain production efficiency to help meet the increasing demand for protein they will face. CTB's pursuit of strategically beneficial business relationships extends to the international marketplace as well where the
Company intends to pursue those opportunities with the greatest chance of enhancing shareholder value. The Company already has products in use in more than 100 countries, and its strong global distribution network has been strengthened through its acquisitions. It is well-positioned to serve the world market.

COMPANY STRENGTHS

CTB is  well-known  in the markets it serves  through its leading  brand  names:
CHORE-TIME(R), BROCK(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R). These names are synonymous with quality, durability and performance. The Company's staff includes many of the world's most experienced designers of equipment for the production of meat and eggs and for grain storage and handling. These designers work to develop innovative systems which solve industry problems as well as to improve upon existing equipment and industry methodology. The Company's design expertise, use of corrosion-resistant materials, ease of system use and installation, and a variety of patented features further differentiate its products from similar competitive units.

CTB's products are also distinguished by generous warranties and industry-leading backing through well-trained technical service professionals in both its corporate and distributor organizations. Its distribution network is known to be among the strongest in the industries the Company serves. Its various distribution channels provide local contact points for the Company's customers and a high degree of responsiveness to customer needs.

CTB is a diverse company with multiple locations. Its acquisitions have provided it with significant purchasing power and the ability to source materials and implement manufacturing processes and improvements globally. In addition, the diversity of CTB's end users in the agricultural market, together with its international focus, will usually help to mitigate the impact of any reduction in demand within any of the individual markets or geographic regions it serves.

CTB is one of just two or three industry suppliers able to provide fully-integrated systems and the increased operating efficiencies such systems provide. These integrated systems furnish many management options to producers such as the capability for systems either to respond to animal demand or to be programmed to meet certain production standards. They also provide the producer with the ease of single-source supply and support. The Company's acquisitions and business partnerships give it many options in how it approaches its markets and a variety of distinctive product package combinations to offer.

COMPANY PRODUCTS

CTB designs, manufactures and markets systems used in the grain industry and in the production of poultry meat, pork and eggs. It serves the animal agriculture (poultry and hogs), egg and grain industries.

The  Company's  animal  agriculture  equipment  consists of  feeders,  drinkers, environmental systems (heating, cooling and ventilation), feeding and environmental system controls and poultry nests. CTB's egg production systems consist of feeders, drinkers, environmental systems, controls, cages, egg handling systems and manure handling equipment. The Company's grain systems include commercial and on-farm storage and holding bins as well as conveying systems for feed and grain.

The Company manufactures and sells its animal agriculture equipment under the CHORE-TIME(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names and its complete line of galvanized steel grain storage bins and handling and conditioning systems under the BROCK(R) brand name.

Animal Agriculture

The Company's products for animal agriculture consist of complete systems which deliver feed and water, and provide a comfortable in-house climate for poultry and hogs, thereby creating the optimum growing environment for efficient production.

The feeding process starts with feed storage bins which hold several days' rations of feed and are located outside the animal or poultry buildings or houses. Feed is transported via an enclosed auger system which conveys the feed from the feed storage bin to an internal feed distribution network inside the house. The internal feeding system, in turn, delivers the feed to feeders conveniently located near the birds or hogs. The feeding process is a "closed" system which protects the feed from exposure to weather and other detrimental influences from the time it is delivered to the feed storage bin until it appears in front of the animals for consumption. Feeders are adjustable so that the optimum amount of feed can be provided based on the age and size of the poultry or hogs.

The poultry or hog building may also be equipped with the Company's enclosed water delivery systems, environmental systems for complete control of the internal house climate, computer-based feeding and climate control devices, and other items needed to achieve top production levels. The Company also offers mechanical nest systems through an exclusive marketing arrangement. Nests are used in poultry breeder operations for the purpose of efficiently gathering and handling fertile eggs.

The Company believes that feed accounts for 60 to 70 percent of the total cost of raising poultry and hogs. The profitability of growers of broiler chickens and turkeys (both raised for meat) is largely dependent on the efficiency with which they convert feed to meat ("feed-to-meat ratio"). The profitability of growers of breeder chickens (raised to produce fertile hatching eggs) is dependent in great part upon the total amount of feed required to maximize egg production.

The Company's integrated production systems for broilers and turkeys are designed to maximize the feed-to-meat ratio by making feed and water attractive and easily accessible, by limiting feed waste, and by keeping birds comfortable. The ability of each bird to obtain water easily and immediately is an essential factor in facilitating weight gain. Proper ventilation systems are crucial for maximizing feed-to-meat ratios by reducing stress caused by extreme temperature fluctuation. Proper ventilation also allows for higher density production and creates an environment conducive to optimum bird health. Birds that are too hot, too cold, or that have too much airflow over them do not convert feed to meat as efficiently.

Similarly, CTB's integrated systems for breeder chickens are designed to maximize fertile egg production by delivering appropriate diets at scheduled times, by reducing competition for feed among breeders, by separately feeding hens and roosters (thereby reducing stress and enhancing the productivity of both) and by providing ample water and a comfortable environment.

The profitability of hog producers also depends largely on the feed-to-meat ratio as well as on the number of pounds of lean pork produced. For sow operations (hogs produced for breeding purposes), profitability is determined by the size and number of litters per sow per year.

The Company's integrated systems for hogs are designed to maximize the feed-to-meat ratio of hogs by delivering appropriate diets at scheduled times. This prevents hogs from eating continuously, thus reducing feed waste and improving feed conversion and utilization. The Company's feeding systems for sows are designed to maximize the production of piglets by lowering animal stress, limiting feed waste and minimizing farm labor costs. The Company also manufactures watering attachments for some models of hog feeders which minimize feed and water waste by keeping hogs at the feeders while drinking. Adequate water and a comfortable environment provide similar improvements in the efficiency of feed-to-meat conversion for hogs as they do for poultry.

The Company believes its products for animal agriculture are further distinguished by a number of unique, patented features designed for optimum productivity and easy management. These products for animal agriculture are provided to the end users through members of the Company's independent distributor/dealer networks who sell, install and service the equipment.

Egg Production Systems

The Company's products for egg production consist of complete systems which deliver feed and water and provide a comfortable in-house climate for poultry. These systems create the optimum growing environment for egg producing birds, both when they are young as well as after they begin laying eggs.

The egg production process begins with feed storage bins holding several days' ration of feed and located outside the poultry buildings or houses. Feed is transported via an enclosed auger system which conveys the feed from the feed storage bin to an internal feed distribution network inside the house. The internal feeding system, in turn, delivers the feed to feeders which are conveniently located in front of the multi-tiered galvanized wire mesh cages housing the birds. The feeding process is a "closed" system which protects the feed from exposure to weather and other detrimental influences from the time it is delivered to the feed storage bin until it appears in front of the birds for consumption.

The cage system housing the birds may also be equipped with the Company's enclosed water delivery systems while the production building may be equipped with environmental systems for complete control of the internal house climate; computer-based feeding, climate control and egg-counting devices; waste removal systems and other items needed to achieve top production levels.

The profitability of egg producers is determined in large part by feed use efficiency as well as by the number and size of eggs produced by each bird, the shell quality of the eggs and the length of each bird's laying cycle. Egg production is optimized by product features such as periodic customized feeding, easy access to water and adequate ventilation which distinguish the Company's egg production systems.

In addition, egg producer profitability also depends on the gentle handling of eggs to minimize breakage. The Company's patented egg collection and handling system is distinguished by its design which handles eggs more gently, resulting in fewer cracked or broken eggs. In addition, because the Company manufactures all the necessary equipment for an egg production house, it can offer fully-integrated egg production systems which can be monitored and operated locally or remotely using the Company's automated controls.

The Company believes its products for egg production are further distinguished by a number of unique, patented features designed for optimum productivity and easy management. These products for egg production are provided to end users directly, or through members of the Company's independent dealer network depending on which organization is in the best position to provide installation and service.

Grain Storage and Handling Systems

The Company manufactures a wide variety of models of grain storage bins for on-farm and commercial grain storage in diameters ranging from 12 to 105 feet (3.7 to 32 meters) with capacities up to 680,000 bushels (22,700 cubic meters). The Company also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. In addition to the products marketed under the BROCK(R) brand name, the Company produces grain storage bins on a private-label basis.

The Company's grain storage bins are distinguished by the availability of a wide variety of bin models designed to meet diverse farm and commercial storage needs and configurations. In addition, the Company has developed a reputation in the marketplace as the grain industry leader in producing storage bins known for superior roof strength, ease of installation, special engineering for durability, reliable operation and superior cosmetic appearance.

The Company also manufactures an enclosed roller belt conveyor system. Belt conveyors convey grain over long distances gently and efficiently and have relatively low installation, maintenance and operation costs. The Company, as part of its Grain Systems package of products, also sells grain-conditioning equipment used to maintain the quality and enhance the marketability of stored grain.

Grain producers are subject to many input costs over which they have little control. The aspects of their profitability which they can control include the ability to condition grain appropriately for long-term storage, the ability to maintain the grain at a high level of quality throughout the time it is stored and the flexibility to determine their own time to market.

Through conditioning and protecting the grain and by facilitating the ability to time the sale of grain to achieve a more advantageous price, the Company's grain storage systems help grain producers maximize their income when they sell their grain.

The Company believes its grain storage and handling products are further distinguished by a number of unique, patented features designed to make storage and handling more manageable and trouble-free. These products for grain storage and handling are sometimes provided to commercial users directly, but most often through members of the Company's independent dealer network.

PRODUCT DISTRIBUTION

The Company sells its agricultural products primarily through a global network of independent distributors/dealers who offer targeted geographic coverage in key poultry, hog, egg and grain-producing markets throughout the world. The Company's distributors or dealers, and in some cases their sub-agents, sell products to poultry, egg, hog and grain producers as well as to agricultural companies and other end users.

These independent distributors and dealers install and service the Company's products. Many also offer additional technical support and service to the end user as well as maintaining warehouse facilities for systems and spare parts. Some of the Company's distributors sell products directly to end users and others sell products through their own dealer networks.

The Company provides training to its distributors and dealers, qualifying distributors and dealers to install and service the Company's products and systems. The Company believes that its distribution network is the strongest in the industry, providing its customers with a high level of top quality-service. The Company has maintained long-standing relationships with much of its distribution network.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company manufactures its products primarily from galvanized steel, steel wire, stainless steel and polymer materials, including polyvinylchloride (PVC), polypropylene and polyethylene. In addition, it purchases certain components including electric motors and PVC pipe for incorporation in some of its products. It also purchases grain-conditioning systems that it sells together with its grain storage bins and grain handling systems outside of the U.S.

The Company is not dependent on any one of its suppliers and has not experienced difficulty in obtaining any parts or materials. The Company purchases galvanized steel from a variety of integrated mills and galvanizing processors. In addition, the components or substitute components, materials and parts purchased by the Company are readily available from alternative suppliers.

PATENTS AND TRADEMARKS

The Company has numerous patents covering innovations in poultry and livestock feeding and other agricultural equipment and has applied for additional patents. The Company aggressively seeks patent protection for its technological developments. The Company also has numerous trademarks and has submitted applications for additional trademarks. While the Company believes its patents and trademarks have significant value, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or group of related patents. No significant patents will expire prior to September 30, 2002.

SEASONALITY

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demand of end users.

BACKLOG

Backlog is not a significant factor in the Company's business taken as a whole, because most of the Company's products are delivered within a few weeks of being ordered. The Company's backlog on or about January 31, 2000 was $32.0 million and $39.3 million at March 24, 1999.

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

The Company further believes that its ability to offer poultry, egg and hog producers integrated systems, which lower total production costs and help producers achieve further productivity gains and profitability, provide it with an additional competitive advantage. The Company has expanded its package offering for grain producers through both acquisition and business alliances. It believes that the existing package is competitive and is easily supplemented with additional complementary systems when desired.

The Company also believes that integrated equipment systems offer significant benefits to distributors/dealers, including lower administrative and shipping costs and the ease of dealing with a single supplier for all of their customers' needs. In addition, the Company believes its distributors and dealers provide producers with high-quality service, installation and repair.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has research and product development and design engineering located in Milford, Indiana; Panningen, the Netherlands; Maldegem, Belgium; and to a lesser extent, certain of its other locations. Expenditures by the Company for product research and development amounted to approximately $5.6 million, $5.8 million and $4.4 million for the years ended December 31, 1999, 1998, and 1997, respectively.

EMPLOYEES

As of December 31, 1999, the Company had approximately 1,300 employees. The Kansas City Grain Systems Division's approximate 80 hourly employees are currently subject to a collective bargaining agreement, which expires February 11, 2004. Management believes that its relationships with the Company's employees are good.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

United States and foreign  operations,  which currently include  subsidiaries in
Belgium,  Brazil  and  the  Netherlands,   are  presented  in  Note  17  to  the
Consolidated Financial Statements included in Item 8.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

The following table sets forth information regarding the principal properties of the Company as of December 31, 1999:

Location                                Facility Description                  Square Feet         Owned/Leased
---------------------------             ------------------------------        -----------         -------------
Milford, Indiana                        Plant, corporate headquarters            611,000              Owned
                                        and miscellaneous areas
Kansas City, Missouri                   Plant and office                         396,000              Owned
Maldegem, Belgium                       Plant and office                         161,400              Owned
Decatur, Alabama                        Plant and office                         120,000              Owned
Panningen, The Netherlands              Plant and office                          88,000              Owned
Anderson, Missouri                      Plant and office                          66,000              Owned
Schaefferstown, Pennsylvania            Plant and office                          29,000             Leased
Wierden, The Netherlands                Plant and office                          25,800             Leased
Springdale, Arkansas                    Plant and office                          15,000             Leased
Vitre, France                           Warehouse and office                      15,000              Owned
Londrina, Brazil                        Plant and office                          14,000             Leased
Deurne, The Netherlands                 Warehouse and office                       8,300             Leased

Management believes that its facilities and equipment are generally well maintained and are in good operating condition and that its capacity for the manufacture of its products is adequate to satisfy anticipated demands for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. While the Company is unable to predict with certainty the outcome of current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of any such proceeding will have a material adverse effect on its financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

The reincorporation of the Company in Indiana from Delaware was submitted to and approved by written consent of a majority of shareholders as provided by Delaware law.

================================================================================
PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

CTB International Corp. common stock began trading on the Nasdaq Stock Market(R) under the symbol "CTBC" on August 21, 1997. As of February 8, 2000, there were approximately 130 shareholders of record.

The following table sets forth the quarterly high and low sales prices for the Company's common stock as reported by the Nasdaq Stock Market(R).

                              1998               High              Low
                        ------------------ ----------------- ----------------
                        First                   $17 1/4           $12 3/4
                        ------------------ ----------------- ----------------
                        Second                  $17 3/16          $13 9/16
                        ------------------ ----------------- ----------------
                        Third                   $14                $6
                        ------------------ ----------------- ----------------
                        Fourth                   $9                $5 7/8
                        ------------------ ----------------- ----------------

                              1999               High              Low
                        ------------------ ----------------- ----------------
                        First                    $8 1/4            $6 1/8
                        ------------------ ----------------- ----------------
                        Second                   $8 7/8            $6 7/16
                        ------------------ ----------------- ----------------
                        Third                    $9 5/16           $6 5/8
                        ------------------ ----------------- ----------------
                        Fourth                   $7 1/4            $5 13/16
                        ------------------ ----------------- ----------------

The Company has not paid any dividends on its common stock over the past two years. The Company does not anticipate paying any dividends in the foreseeable future, and intends to retain all earnings, if any, for general corporate purposes. The declaration and payment of dividends, if any, by the Company will be dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, subject to the discretion of the Board of Directors. The Company's credit agreement contains certain restrictions on CTB's ability to pay dividends or make other distributions. (See Note 9 of the Consolidated Financial Statements under Item 8.)

ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
                                                 Company                                     Predecessor Company
(in thousand, except per share amounts)   Year Ended December 31,                           Year Ended December 31,
                               ---------------------------------------------    ----------------------------------------------------
                                1999         1998        1997        1996        1995         1994         1993        1992
--------------------------     ---------------------------------------------    ----------------------------------------------------
Income Statement Data:
Net sales                     $272,603     $272,180    $202,063    $148,853    $138,119     $140,505      $113,538    $105,509
Cost of sales                  202,534      211,496     148,345     110,303     105,578      103,491        84,110      77,725
Gross profit                    70,069       60,684      53,718      38,550      32,541       37,014        29,428      27,784
Selling, general and
   administrative expenses      42,331       35,315      26,420      18,257      20,606       20,069        19,310      18,345
Amortization of goodwill         2,513        1,837       1,373         959          --           --            --          --
Operating income                25,225       23,532      25,925      19,334      11,935       16,945        10,118       9,439
Interest (expense) income,
   net                          (6,205)      (4,153)     (5,003)     (5,332)        721          489          313          268
Foreign exchange loss           (1,858)        (330)        (86)         --          --           --           --           --
Gain on sale of Vinyl
   Division                         --           --       3,562          --          --           --           --           --
Joint venture loss                (126)      (3,673)         --          --          --           --           --           --
Other non-recurring
   expenses                         --           --          --          --      (1,396)(1)       --           --           --
Income before income taxes      17,036       15,376      24,398      14,002      11,260       17,434        10,431       9,707
Income taxes                     6,820        6,180      10,499       5,500       4,730        6,665         3,961       3,303
----------------------------------------------------------------------------     ---------------------------------------------------
Net income                     $10,216       $9,196     $13,899     $ 8,502     $ 6,530      $10,769        $6,681(2)  $ 6,404
----------------------------------------------------------------------------     ---------------------------------------------------
Basic earnings per share         $0.85        $0.73       $1.49       $1.17       (3)          (3)            (3)         (3)
Basic weighted average
   shares                       12,037       12,655       9,310       7,256       (3)          (3)            (3)         (3)
Diluted earnings per share       $0.83        $0.71       $1.43       $1.12       (3)          (3)            (3)         (3)
Diluted weighted average
   shares                       12,273       12,999       9,716       7,569       (3)          (3)            (3)         (3)

Other Financial Data:
EBITDA (4)                     $33,235      $30,718(5)  $32,085(5)  $24,902     $15,562(5)   $20,062       $12,866     $12,262
Depreciation                     7,481        5,739       4,873       4,609       3,627        3,117         2,748       2,823
Capital expenditures             6,759        7,004       4,437       3,402       4,698        5,335         2,867       1,980
Gross profit margin               25.7%        22.3%       26.6%       25.9%       23.6%        26.3%         25.9%       26.3%
EBITDA margin                     12.2%        11.3%       15.9%       16.7%       11.3%        14.3%         11.3%       11.6%

Cash Flow Data:
Net cash flows from:
   Operating activities        $37,106       $2,805     $17,498     $11,714     $11,263      $12,730        $5,496      $9,884
    Investing activities       (40,397)     (11,565)    (42,104)   (106,606)     (4,646)      (5,278)       (2,773)     (1,958)
    Financing activities         6,731        8,284      25,670      95,150      (3,354)      (4,757)       (4,445)     (5,497)
----------------------------------------------------------------------------     ---------------------------------------------------
                                             At December 31,                                     At December 31,
                                1999         1998        1997        1996        1995         1994         1993        1992
----------------------------------------------------------------------------     ---------------------------------------------------
Balance Sheet Data:
Working capital                $29,770     $ 40,910    $ 26,318     $10,773     $22,150      $18,891       $15,072     $14,294
Total assets                   207,562      195,126     167,641     103,351      58,045       54,355        44,651      41,386
Debt                            77,855       71,365      49,164       65,150         --           --            40         344
Total shareholders' equity      80,754       76,825      73,546       13,741     40,841       37,202        30,902      29,059
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-recurring costs related to the CTB acquisition.
(2) Includes  increase in net income of $211 for  cumulative  effect of change in accounting  method for adopting SFAS No. 109,
    "Accounting  for Income Taxes."
(3) Due to changes in the Company's  capital  structure  resulting  from the CTB  acquisition,  historical  net income per share or dividends per share is not meaningful and therefore is not presented.
(4) EBITDA represents earnings before interest,  income taxes,  depreciation and amortization of goodwill.
(5) EBITDA for the years  ending  December 31,  1998,  1997 and 1995  excludes a non-recurring  charge for write-down and losses on a joint venture investment of $3,613; the gain on sale of the Vinyl Division of $3,562 and non-recurring costs related to the CTB acquisition of $1,396, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Overall, 1999 was again a challenging year. Poor conditions continued in several of the markets the Company serves. Low hog prices and resulting loss in producer profitability adversely affected demand for the Company's products to a greater extent than in 1998 when the market downturn began, while slowness in Asia, due to economic conditions that developed in late 1997, continued to suppress the Company's export sales to Asia and also contributed to slowness in other international markets in 1999. Conversely, sales of products to the domestic grain market were especially strong in 1999 in large part due to a strong harvest and low grain prices. In the egg production market, demand for the Company's products was strong in the first half of 1999, but high egg supplies forced low egg prices to develop in the second quarter which served to slow Company sales late in the year.

The Company expects the demand for grain storage to return to somewhat lower levels in 2000 comparable to 1998's performance. It expects expansion in the market for poultry meat comparable to 1999 levels while the industry attempts to keep supplies in balance with demand. The Company believes that the egg production and hog industries are taking appropriate actions to reduce the oversupply of hens and hogs and that these markets will rebound in mid-to-late 2000 or in 2001. The Company further anticipates recovery in some Latin American and Asian countries during 2000, and stronger sales in certain other regions.

In response to the market conditions we have restructured the Company to provide greater focus and accountability throughout the organization. We have reduced employment levels by over 200 to better align the cost structure with current conditions.

Other notable accomplishments in 1999 include:

o The acquisition of Roxell N.V. in January 1999 to enhance the Company's global position in poultry and hog feeding equipment.
o Improved working capital management resulting in a reduction of accounts receivable and inventory allowing the Company to significantly reduce debt.
o Reduction of exposure to foreign exchange rate fluctuations in the Brazilian currency, which created a significant negative earnings impact in 1999, by restructuring of intercompany debt late in the year.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

----------------------------------------------------------------------------------------------------------------------
                                                                                               Percentage
                                                                                           Increase (Decrease)
                                             Percentage of Net Sales                    -------------------------
                                             -----------------------                      1999             1998
                                     1999              1998             1997            vs. 1998         vs. 1997
----------------------------------------------------------------------------------------------------------------------
Net sales                             100.0%           100.0%            100.0%             --%              35%
Cost of sales                          74.3             77.7              73.4              (4)              43
Gross profit                           25.7             22.3              26.6              15               13
Selling, general and                   15.5             13.0              13.1              20               34
   administrative expenses
Amortization of goodwill                0.9              0.7               0.7              37               34
Operating income                        9.3              8.6              12.8               7               (9)
Interest expense, net                  (2.3)            (1.5)             (2.5)             49              (17)
Gain on sale of Vinyl Division           --               --               1.8              --             (100)
Joint venture loss                       --             (1.3)              --              (97)             100
Other                                  (0.8)            (0.1)              --              463              284
Income before income taxes              6.2              5.7              12.1              11              (37)
Income taxes                            2.5              2.4               5.2              10              (41)
Net income                              3.7              3.3               6.9              11              (34)
----------------------------------------------------------------------------------------------------------------------

1999 Compared to 1998

Net sales increased 0.2% to $272.6 million in 1999 compared to $272.2 million in 1998. The nominal sales growth resulted from a combination of factors. Increased sales in 1999 were primarily from the acquisitions of Roxell N.V. in January 1999 and Sibley Industries, Inc. and STACO, Inc. in the second half of 1998 and from strength in the grain production market. These factors were offset primarily by $25.9 million in lower revenues from poultry buildings as well as by weakness in the hog business worldwide and softness in various international markets. Sales of the Company's products to markets outside the U.S. and Canada were $85.9 million in 1999, an increase of $17.2 million or 25.0%.

Gross profit increased 15.5% to $70.1 million in 1999 or 25.7% of net sales compared to $60.7 million in 1998 or 22.3% of net sales. The gross profit margin increase of 3.4 percentage points was largely attributable to reduced sales on essentially no margin poultry buildings, which are substantially completed, and to recovery of manufacturing efficiencies as the issues related to the 1998 implementation of an integrated enterprise resource planning system have been substantially resolved, as well as to improvements in operational efficiency made in 1999. These factors have been offset somewhat by further weakening in the worldwide hog market in which the Company has traditionally sold higher margin products, a 1999 restructuring charge of $0.6 million and a 1999 purchase accounting charge of $0.4 million.

Selling, general and administrative expenses increased 19.9% or $7.0 million to $42.3 million in 1999 from $35.3 million in 1998. As a percent of net sales, selling, general and administrative expenses were 15.5% in 1999 and 13.0% in 1998. The dollar increase is primarily attributable to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc., and a restructuring charge of $0.5 million offset somewhat by savings from restructuring actions taken in 1999 and reduction in costs of resources assigned to address issues related to the implementation of an integrated enterprise resource planning system. The increase as a percentage of net sales was primarily attributed to the acquisitions. The acquired companies have historically had higher selling, general and administrative costs as a percentage of sales than the Company.

Amortization of goodwill increased to $2.5 million in 1999 or 36.8% from $1.8 million in 1998. The increase is attributable to the amortization of goodwill related to the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc.

Operating income increased 7.2% or $1.7 million to $25.2 million in 1999 compared to $23.5 million in 1998. Operating income margins increased to 9.3% of net sales in 1999 from 8.6% of net sales in 1998. The increase in operating income was a result of additional gross profit that was offset somewhat by increased selling, general and administrative expenses and amortization of goodwill. The increase in operating income margins is due to the improved gross profit margins offset to some extent by increases in selling, general and administrative expenses as a percent of sales and the increase in amortization expense as a percent of sales, as discussed above.

Interest expense increased to $6.2 million in 1999 or 49.4% from $4.2 million in 1998. The increase is due primarily to additional debt as a result of the borrowings incurred to finance the acquisitions of Roxell N.V., Sibley Industries, Inc. and STACO, Inc., and purchases of treasury stock.

Other expense includes foreign exchange and joint venture losses. Foreign exchange loss increased by $1.5 million to $1.8 million from $0.3 million in 1998 primarily from the impact of 1999 non-cash foreign exchange losses from U.S. dollar-denominated intercompany debt. This charge was primarily a result of the devaluation of the Brazilian currency versus the U.S. dollar. Joint venture losses decreased $3.5 million to $0.1 million in 1999 from $3.7 million in 1998. The decrease in joint venture losses is primarily a result of the 1998 write-off of the impaired investment in the Rota Brock joint venture.

Net income increased 11.1% or $1.0 million to $10.2 million ($0.83 per weighted average diluted share) in 1999 from $9.2 million ($0.71 per weighted average diluted share) in 1998. The increase was attributable to improved operating income and lower joint venture losses, offset by increased interest expense and foreign exchange losses as discussed above, net of related income tax effects.

Diluted weighted average common and common equivalent shares outstanding during 1999 were 12.3 million shares compared to 13.0 million shares in 1998, a decrease of 5.6%. The diluted shares outstanding at December 31, 1999 were 11.9 million shares, a decrease of 0.6 million shares or 4.8% compared to 12.5 million diluted shares outstanding at December 31, 1998. The decrease in shares outstanding is attributable to the repurchase of 0.6 million shares of common stock during 1999.

1998 Compared to 1997

Net sales increased 34.7% to $272.2 million in 1998 compared to $202.1 million in 1997. The increase reflects the Fancom acquisition, the Kansas City Grain Systems Division acquisition, the Sibley Industries, Inc. acquisition and the STACO, Inc. acquisition that were completed in May 1997, June 1997, July 1998, and September 1998, respectively. The increase also reflects a strong domestic market for egg production equipment and success in the Company's bundled package of products strategy which has led to domestic market share gains in the poultry sector. Further gains can be attributed to Mexican poultry market strength and revenues of $31.7 million from poultry buildings. The continued weakness in overseas economies, particularly in Asia and Brazil, along with global weakness in the hog market, all contributed negatively to the revenue line during 1998. Sales of the Company's products to markets outside the U.S. and Canada were $68.7 million in 1998, an increase of $3.0 million or 4.5%.

Gross profit increased 13.0% to $60.7 million in 1998 or 22.3% of net sales compared to $53.7 million in 1997 or 26.6% of net sales. Gross profit dollars increased due to higher sales levels in 1998. The gross profit margin decrease of 4.3 percentage points was partly attributable to lower margins relating to the sales of poultry buildings at essentially no margin under projects expected to last into the second quarter of 1999, sales declines in higher-margin hog sector products, sales increases in lower-margin products, and the continued weakness in overseas economies, particularly in Asia, which has reduced the Company's exports of higher-margin products to customers in the region and to customers that supply the region. Manufacturing inefficiencies associated with the implementation of an integrated enterprise resource planning system negatively affected dollars and margins.

Selling, general and administrative expenses increased 33.7% or $8.9 million to $35.3 million in 1998 from $26.4 million in 1997. As a percent of net sales, selling, general and administrative expenses were 13.0% in 1998 and 13.1% in 1997. The dollar increase is primarily attributable to the increased size of the Company resulting from the Kansas City Grain Systems Division acquisition, the Fancom acquisition, the Sibley Industries, Inc. acquisition and the STACO, Inc. acquisition; targeted investments in certain key areas within the Company; and the effect of our implementation of an integrated enterprise resource planning system partially offset by lower bonuses and profit sharing expense due to lower-than-expected performance.

Amortization of goodwill increased to $1.8 million in 1998 or 33.8% from $1.4 million in 1997. The increase is attributable to the amortization of goodwill purchased in the Fancom acquisition, the Kansas City Grain Systems Division acquisition, the Sibley Industries, Inc. acquisition and the STACO, Inc. acquisition, offset by the goodwill sold in the Vinyl Division divestiture.

Operating income decreased 9.2% or $2.4 million to $23.5 million in 1998 compared to $25.9 million in 1997. Operating income margins decreased to 8.6% of net sales in 1998 from 12.8% of net sales in 1997. The decrease in operating income was attributable to higher selling, general and administrative expenses offset somewhat by higher gross profit dollars.

Net interest expense decreased to $4.2 million in 1998 or 17.0% from $5.0 million in 1997. The decrease is due to the full impact in 1998 of the decrease in debt from the net proceeds of the Company's initial public offering ("Offering") offset somewhat by $8.5 million of purchases of treasury stock, $6.9 million of debt related to the Sibley, Inc. and STACO, Inc. acquisitions and $3.6 million invested in the Rota Brock joint venture, among other factors.

Other expense in 1998 includes a $0.5 million expense for joint venture losses and a $3.1 million write-off of an impaired joint venture investment. Other income in 1997 included a pre-tax gain of $3.6 million for the sale of the Vinyl Division and a $0.1 million foreign exchange loss.

Net income decreased 33.8% or $4.7 million to $9.2 million in 1998 from $13.9 million in 1997. The decrease was due to lower operating income and joint venture related charges in 1998 and the $1.1 million after-tax gain on sale related to the divestiture of the Company's Vinyl Division in 1997 offset somewhat by lower interest expense and a lower effective tax rate, primarily a result of non-deductible goodwill in 1997 related to the Vinyl Division divestiture.

Diluted weighted average common and common equivalent shares outstanding during 1998 were 13.0 million shares compared to 9.7 million shares in 1997, an increase of 33.8%. The diluted shares outstanding at December 31, 1998 were 12.5 million shares, a decrease of 0.8 million shares or 6.3% compared to 13.3 million diluted shares outstanding at December 31, 1997. The decrease in diluted shares outstanding at year end is primarily attributable to the repurchase of
1.0 million shares of common stock during 1998 offset somewhat by the issuance of 0.1 million shares in partial payment of the Sibley Industries, Inc. and STACO, Inc. acquisitions.

The above factors caused diluted earnings per share to decrease 50.3% to $0.71 from $1.43 in 1997.

Financial Position

Changes in the financial position of the Company from 1998 to 1999 were due primarily to a business acquisition and operational changes.

Total assets increased from $195.1 million at December 31, 1998 to $207.6 million at December 31, 1999 due in large part to the acquisition of Roxell N.V. offset by a reduction in working capital. Accounts receivable decreased by $8.6 million from December 31, 1998 to December 31, 1999. The increase of $6.1 million of receivables purchased in the Roxell N.V. acquisition was more than offset by improved collection activity and lower sales volume. At December 31, 1999, poultry building construction costs in excess of billings were down by $5.1 million from the prior year end. Inventories at December 31, 1999 increased negligibly from December 31, 1998. The slight change was primarily due to an increase of $4.1 million from the Roxell N.V. acquisition almost completely offset by a managed reduction in inventory levels. Prepaid expenses and other assets increased $1.3 million primarily due to income tax overpayments and refund claims. Net property, plant and equipment increased $4.5 million from December 31, 1998 to December 31, 1999. The net increase was due primarily to the Roxell N.V. acquisition and to recent capital expenditures, net of depreciation. Intangibles increased by $19.4 million from December 31, 1998 to December 31, 1999 due primarily to the addition of goodwill resulting from the purchase price allocation of the Roxell N.V. acquisition.

Total liabilities increased $8.5 million from $118.3 million at December 31, 1998 to $126.8 at December 31, 1999. Accounts payable and accrued liabilities increased $5.4 million during this period, primarily from the acquisition of Roxell N.V. and a restructuring accrual. Deferred revenue decreased $1.0 million to $2.6 million at December 31, 1999. The total Accrued Earn-out decreased $5.5 million from $7.3 million at December 31, 1998 to $1.8 million at December 31, 1999 as scheduled payments were made in 1999. Total debt increased $6.5 million from $71.4 million at December 31, 1998 to $77.9 million at December 31, 1999 primarily due to borrowings incurred to finance the Roxell N.V. acquisition and treasury stock purchases offset by payments made from available cash flow.

Total shareholders' equity increased $3.9 million due to net income for the period offset by treasury stock purchases and changes in cumulative translation adjustment.

Liquidity and Capital Resources

As of December 31, 1999, the Company had $29.8 million of working capital, a decrease of $11.1 million from working capital of $40.9 million as of December 31, 1998. Net cash provided from operating activities in 1999 was $37.1 million. Cash flow from operations was provided by net income and working capital changes. Net cash provided by operating activities in 1998 was $2.8 million, driven primarily by income and working capital changes.

In 1999, cash used in investing activities was $40.4 million, which was used primarily for purchase of assets and the acquisition of Roxell N.V. In 1998, cash used in investing activities was $11.6 million, which was used for acquisitions of assets, an investment in a joint venture, the acquisitions of Sibley Industries, Inc. and STACO, Inc. offset somewhat by the sale of assets.

In 1999, net cash provided from financing activities was $6.7 million. During 1999, there was a net $10.7 million increase in cash flows from revolver activity offset by a $4.0 million use of cash for treasury stock purchases. Cash provided by financing activities in 1998 was $8.3 million resulting from $16.6 million in net cash from revolver activity offset by $8.5 million use of cash for treasury stock purchases.

During 1999 the Company's Board of Directors increased the share repurchase authorization by 1,000,000 shares to a total of 2,500,000 shares. As of December 31, 1999, the Company has repurchased 1,565,368 shares for approximately $12.4 million, an increase of 574,750 shares in 1999 at a cost of approximately $4.0 million. The Company anticipates additional share repurchases in 2000 under the current authorization. During 1999, stock option holders exercised options to purchase 11,256 shares for $9,342.

The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures, debt service requirements and stock repurchases for the foreseeable future.

Seasonality

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demand of end users.

Impact of Inflation

The Company attempts to minimize the impact of inflation through cost reductions and by improving productivity. In addition, the Company principally uses the last-in, first-out (LIFO) method of accounting for inventories (whereby the cost of products sold approximates current costs), which substantially includes the impact of inflation in cost of sales. The Company does not believe that inflation has had a material effect on its results of operations for the periods presented.

Year 2000 Compliance

The Company is not aware of any significant disruption in its business as a result of the Year 2000 issue. The Company incurred approximately $300,000 of cost in implementing its Year 2000 readiness plan.

Euro Conversion

The Company has European-based operations that will be required to transact business in the Euro currency no later than January 1, 2002. This will require implementation of changes to systems to accommodate Euro transactions. The Company is currently assessing the anticipated impact of Euro conversion on its operations. A preliminary assessment indicates that the cost of implementation will not be significant and will be accomplished prior to the required date.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for the Company's fiscal year beginning January 1, 2001. The Company is evaluating SFAS 133 to determine its impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at December 31, 1999, is $19.4 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of December 31, 1999, the estimated reduction in earnings, net of tax, is expected to be approximately $0.2 million.

The Company utilizes foreign exchange contracts to minimize its exposure to currency risk for the payment of its interest obligations on non-U.S. dollar denominated debt. Foreign currency payments are received periodically from its foreign subsidiaries to permit repayment of non-U.S. dollar denominated debt owed by the parent company. Upon receipt, forward contracts are purchased as a hedge against exchange rate fluctuations that may occur between the receipt date and the interest payment due date.

The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated intercompany loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $40,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and approximately $40,000 net of tax, for every 10% depreciation of the Euro and its fixed legacy currencies arising from multiple intercompany loans among the Company and its European subsidiaries. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of CTB International Corp.:

We have audited the accompanying consolidated balance sheets of CTB International Corp. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statements schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 22, 2000

                        CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
(in thousands, except per share amounts)                   1999              1998              1997
---------------------------------------------------- ---------------- ----------------- ------------------
NET SALES                                              $ 272,603         $ 272,180          $202,063
COST OF SALES                                            202,534           211,496           148,345
---------------------------------------------------- ---------------- ----------------- ------------------
     Gross profit                                         70,069            60,684            53,718
OTHER OPERATING EXPENSE:
     Selling, general and administrative expenses         42,331            35,315            26,420
     Amortization of goodwill                              2,513             1,837             1,373
---------------------------------------------------- ---------------- ----------------- ------------------
OPERATING INCOME                                          25,225            23,532            25,925
OTHER INCOME (EXPENSE):
     Interest expense, net                                (6,205)           (4,153)           (5,003)
     Joint venture loss                                     (126)           (3,673)               --
        Foreign exchange loss                             (1,858)             (330)              (86)
        Gain on sale of Vinyl Division                        --                --             3,562
---------------------------------------------------- ---------------- ----------------- ------------------
INCOME BEFORE INCOME TAXES                                17,036            15,376            24,398
INCOME TAXES                                               6,820             6,180            10,499
---------------------------------------------------- ---------------- ----------------- ------------------
NET INCOME                                               $10,216            $9,196           $13,899
---------------------------------------------------- ---------------- ----------------- ------------------
EARNINGS PER SHARE:
     Basic:  Earnings per share                            $0.85             $0.73             $1.49
             Weighted average shares                      12,037            12,655             9,310
---------------------------------------------------- ---------------- ----------------- ------------------
     Diluted:     Earnings per share                       $0.83             $0.71             $1.43
             Weighted average shares                      12,273            12,999             9,716
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999 and 1998
(in thousands, except share and per share amounts)                                        1999             1998
------------------------------------------------------------------------------------ ---------------- ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $  2,439           $    608
     Accounts receivable, less allowance for
         doubtful accounts of $1,086 and $1,122 respectively                             29,787             38,368
     Construction costs in excess of billings on
         uncompleted contracts                                                               --              5,120
     Inventories                                                                         29,695             29,657
     Deferred income taxes                                                                  900              1,743
     Prepaid expenses and other current assets                                            2,811              1,509
------------------------------------------------------------------------------------ ---------------- ----------------
     Total current assets                                                                65,632             77,005
PROPERTY, PLANT AND EQUIPMENT - Net                                                      55,515             50,974
INTANGIBLES - Net                                                                        86,157             66,715
OTHER ASSETS                                                                                258                432
------------------------------------------------------------------------------------ ---------------- ----------------
     TOTAL ASSETS                                                                      $207,562           $195,126
------------------------------------------------------------------------------------ ---------------- ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $ 13,564        $    10,711
     Current portion of long-term debt                                                      795              1,646
     Current portion of accrued Earn-Out                                                  1,809              5,554
     Accrued liabilities                                                                 17,076             14,542
     Deferred revenue                                                                     2,618              3,642
------------------------------------------------------------------------------------ ---------------- ----------------
     Total current liabilities                                                           35,862             36,095
LONG-TERM DEBT                                                                           77,060             69,719
DEFERRED INCOME TAXES                                                                     9,449              7,889
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                                             4,437              2,740
ACCRUED EARN-OUT                                                                             --              1,760
COMMITMENTS AND CONTINGENCIES (See Note 10)
MINORITY INTEREST                                                                            --                 98
SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value;
         40,000,000 shares authorized; 12,924,990 shares issued                             129                129
     Preferred stock - 6.0% cumulative, $0.01 par value;
         4,000,000 shares authorized; 0 shares issued and outstanding
Additional paid-in capital                                                               76,818             76,897
Treasury stock, at cost; 1999 - 1,257,113 shares;
     1998 - 688,619 shares                                                               (9,251)            (5,390)
Reduction for carryover of predecessor cost basis                                       (26,964)           (26,964)
Accumulated other comprehensive income (loss):
     Foreign currency translation adjustment                                             (1,791)               556
Retained earnings                                                                        41,813             31,597
------------------------------------------------------------------------------------ ---------------- ----------------
     Total shareholders' equity                                                          80,754             76,825
------------------------------------------------------------------------------------ ---------------- ----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $207,562          $ 195,126
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1997, 1998 and 1999 (In thousands except share amounts)

----------------------------------------------------------------------------------------------------------------------
                                                                                  Reduction for   Accumulated
                                                           Additional             Carryover of       Other
                         Comprehensive  Common  Preferred   Paid-In    Treasury   Predecessor    Comprehensive   Retained
                            Income      Stock     Stock     Capital     Stock     Cost Basis        Income       Earnings    Total
------------------------- ---------   --------- --------   ---------  ---------   -----------     ----------   ----------  ---------
BALANCE, JANUARY 1, 1997                 $73      $--        $29,927     $--        ($24,704)        ($57)        $8,502    $13,741

ISSUANCE OF COMMON STOCK                                         231                                                            231
ISSUANCE OF PREFERRED
STOCK                                                             69                                                             69
EFFECTS OF THE INITIAL
PUBLIC OFFERING:
   Redemption of 15,000
     shares of
     preferred stock                                         (15,000)                                                       (15,000)
   Exchange of
     preferred stock for
     common stock                          6                      (6)                                                            --
   Issuance of common
     stock - net of
     expenses                             50                  63,219                                                         63,269
REDUCTION FOR CARRYOVER
OF PREDECESSOR COST
BASIS                                                                                 (2,167)                                (2,167)
COMPREHENSIVE INCOME:
   NET INCOME              $13,899                                                                                13,899     13,899
   FOREIGN CURRENCY
   TRANSLATION
   ADJUSTMENT                 (496)                                                                  (496)                     (496)
                          ---------
COMPREHENSIVE INCOME       $13,403
                          =========
BALANCE, DECEMBER 31,
1997                                    $129      $--        $78,440     $--        ($26,871)       ($553)       $22,401    $73,546
                                     --------- ---------     -------- ---------     ---------    -----------   ---------- ----------
TREASURY STOCK:
   Purchased                                                           ($8,484)                                              (8,484)
   Stock Options
   Exercised                                                  (1,275)    1,415                                                  140
   Acquisitions                                                 (268)    1,679                                                1,411
REDUCTION FOR CARRYOVER
OF PREDECESSOR COST
BASIS                                                                                    (93)                                   (93)
COMPREHENSIVE INCOME:
   NET INCOME               $9,196                                                                                 9,196      9,196
   FOREIGN CURRENCY
   TRANSLATION
   ADJUSTMENT                1,109                                                                  1,109                     1,109
                          ---------
COMPREHENSIVE INCOME       $10,305
                          =========
BALANCE, DECEMBER 31,
1998                                    $129      $--        $76,897   ($5,390)     ($26,964)        $556        $31,597    $76,825
                                     --------- ---------     -------- ---------     ---------    -----------   ---------- ----------
   TREASURY STOCK:
   Purchased                                                           ($3,950)                                             ($3,950)
   Stock Options                                                 (79)       89                                                   10
   Exercised
COMPREHENSIVE INCOME:
   NET INCOME              $10,216                                                                                10,216     10,216
   FOREIGN CURRENCY
   TRANSLATION
   ADJUSTMENT               (2,347)                                                                (2,347)                   (2,347)
                          ---------
COMPREHENSIVE INCOME       $7,869
                          =========
BALANCE, DECEMBER 31,
1999                                   $129       $--        $76,818   ($9,251)     ($26,964)     ($1,791)       $41,813    $80,754
                                     ========= =========     ======== =========     =========    ===========   ========== ==========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

---------------------------------------------------------------------------------------------------------------
(in thousands)                                                           1999          1998           1997
-------------------------------------------------------------------- ------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $10,216    $   9,196      $   13,899
   Adjustments to reconcile net income to net cash flows
     from operating activities:
     Depreciation                                                         7,481        5,739           4,873
     Amortization                                                         2,961        2,443           1,706
        Foreign exchange loss                                             1,858          330              86
     Equity in loss from joint venture                                      126        3,673              --
     Gain (loss) on sale of assets                                           10         (232)            (46)
     Gain on sale of Vinyl Division                                         --            --          (3,562)
     Deferred income taxes                                                  763       (1,794)           (441)
     Changes in operating assets and liabilities
       (net of effects from acquisitions):
       Accounts receivable                                               11,732      (13,199)         (4,345)
       Construction costs in excess of billings                           5,120       (5,120)             --
       Inventories                                                        2,635       (1,318)          3,108
       Prepaid expenses and other assets                                    305        1,741          (1,636)
       Accounts payable, accruals and other liabilities                  (6,101)       1,346           3,856
-------------------------------------------------------------------- ------------- -------------- -------------
       Net cash flows from operating activities                          37,106        2,805          17,498
-------------------------------------------------------------------- ------------- -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                          (6,759)      (7,004)         (4,437)
   Acquisitions, net of cash acquired                                   (33,884)      (1,452)        (45,913)
   Investment in joint venture                                              --        (3,613)             --
   Proceeds from sale of Vinyl Division                                     --            --           8,158
   Proceeds from sale of assets                                             246          504              88
-------------------------------------------------------------------- ------------- -------------- -------------
       Net cash flows from investing activities                         (40,397)     (11,565)        (42,104)
-------------------------------------------------------------------- ------------- -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                            (3,950)      (8,484)             --
   Issuance of common stock and exercise of stock options                    10          140          63,532
   Issuance of preferred stock                                              --            --              69
   Redemption of preferred stock                                            --            --         (15,000)
   Proceeds from long-term debt                                         388,108       90,878         130,348
   Payments on long-term debt                                          (377,437)     (74,250)       (153,279)
-------------------------------------------------------------------- ------------- -------------- -------------
       Net cash flows from financing activities                           6,731        8,284          25,670
-------------------------------------------------------------------- ------------- -------------- -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      3,440         (476)          1,064
NET EFFECT OF TRANSLATION ADJUSTMENT                                     (1,609)         (77)           (161)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              608        1,161             258
-------------------------------------------------------------------- ------------- -------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  2,439     $     608     $    1,161
-------------------------------------------------------------------- ------------- -------------- -------------

Supplemental Disclosures of Cash Flow information Non-cash investing and financing activities:

     In 1999, 1998 and 1997, the Company recorded liabilities pursuant to acquisition agreements of $49,000, $564,000 and $6,750,000, respectively. The Company also issued common stock with a fair value of $1,411,000 and a note payable of $1,012,000 in 1998 in connection with certain acquisitions.

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business - The Company is a designer, manufacturer and marketer of agricultural equipment for the poultry, hog and egg production markets and for the grain storage and handling market. The Company markets its products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), SIBLEY(R), STACO(R) and ROXELL(R) names.

Principles of Consolidation - The consolidated financial statements include the accounts of CTB International Corp. and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for domestic entities and the lower of cost or market using the first-in, first-out (FIFO) and weighted average method for foreign entities.

Property, Plant and Equipment - Property, plant and equipment is stated at cost. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of individual assets. The estimated useful lives range from 10 to 40 years, or the life of the lease if shorter, for buildings and improvements, and from three to 10 years for machinery and equipment.

Goodwill - Goodwill represents costs in excess of the fair value of net assets acquired and is amortized using the straight-line method over 40 years, except for Fancom Holding B.V. and its consolidated subsidiaries which is amortized over 25 years. The Company periodically assesses the recoverability of goodwill based on its expectations of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill. If the Company determines, based on such measures, that the carrying amount is impaired, the goodwill will be written down to its recoverable value with a corresponding charge to earnings. During the periods presented no such impairment was incurred.

Deferred Finance Costs - Costs associated with the issuance of debt are being amortized over the life of the related debt. Amortization costs are included in interest expense.

Income Taxes - The Company provides for income taxes under the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effects of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities. An allowance is provided whenever management believes it is more likely than not that tax benefits will not be utilized.

Revenue Recognition of Deferred Revenue and Product Warranties - Sales of products and services are recorded based upon shipment of product and performance of services. Egg production system projects, which generally do not exceed one year, require predetermined payment intervals and, in some instances, customer prepayments. Such revenue is deferred and recognized at the date that the product is shipped or the service is performed.

The Company recognizes revenue on construction contracts using the percentage-of-completion accounting method determined in each case by the ratio of cost incurred to date on the contract to management's estimate of the contract's total cost. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on incomplete contracts are recorded in the period in which such losses are determined. Changes in estimated revenues and costs are recognized in the periods in which such estimates are revised.

Depending on the product, the Company provides its customers with a one-to-five year warranty, from the date of purchase, or longer for certain components. Estimated warranty costs are accrued at the time of sale and have not differed materially from actual product warranty costs. Warranty expense for the years ended December 31, 1999, 1998, and 1997 was approximately $1,627,000; $1,635,000 and $1,583,000, respectively.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the agriculture industry. No single customer accounted for a significant amount of the Company's sales in 1999, 1998 or 1997, and there were no significant accounts receivable from a single customer at December 31, 1999, 1998 or 1997. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. To reduce credit risk, the Company generally receives down payments on large orders. In order to minimize the risk of loss on export sales, the Company insures certain foreign trade receivables.

Research and Development - Research and development expenditures are charged to operations as incurred. Total research and development expenses for 1999, 1998 and 1997 were approximately $5,579,000; $5,785,000 and $4,377,000, respectively.

Foreign Currency Translation - The Company has determined the local currency to be the functional currency of all foreign subsidiaries. Assets and liabilities of non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded without tax effects as a component of shareholders' equity. Transaction gains and losses on intercompany receivables and payables that are due currently are recorded in earnings.

Forward Exchange Contracts - The Company enters into foreign currency forward exchange contracts on a limited basis. Contracts entered into are for significant outstanding interest payment obligations and limited purchases of foreign inventory components in currencies other than U.S. dollars for which timing of the payment can be reasonably ascertained. The purpose of the Company's hedging activities is to both protect the Company from the risk that the periodic foreign currency flows (dividends) from foreign subsidiaries will not match future foreign currency interest payments and to limit the effect of foreign currency fluctuations on purchases of foreign components for eventual sale in the U.S. Options contracts that are designated as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in earnings and as an adjustment to the assets and liabilities being hedged. The Company's foreign exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on the contracts generally offset gains and losses on the assets and liabilities being hedged.

Approximately $2.0 million in contracts were entered into during 1999. No contracts were entered into during the years ended December 31, 1998 and 1997. All contracts outstanding at December 31, 1999 had a remaining term of four months or less. The notional and fair value of contracts at December 31, 1999 were $801,000 and $762,000, respectively.

Interest Rate Swap Agreements - The Company enters into interest rate swaps in managing its interest rate risk and holds such instruments for purposes other than trading. In these swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. Because some of the Company's interest-bearing liabilities are floating rate obligations, interest rate swaps in which the Company pays the fixed rate and receives the floating rate are used to reduce the impact of market interest rate fluctuation on the Company's net income. The differential to be paid or received on interest rate swap agreements entered into to reduce the impact of changes in interest rates is recognized as an adjustment to interest expense related to the hedged liability over the life of the agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income, coincident with the extinguishment.

Impairment of Long-Lived Assets - Management reviews long-lived assets and the related intangible assets for impairment of value whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines it is unable to recover the carrying value of the assets, the assets will be written down using an appropriate method. Management does not believe current events or circumstances provide evidence that suggest asset values have been impaired during the periods presented, except for the impairment charge recorded in 1998 related to a joint venture investment. (See Note 2)

Earnings Per Common Share - Earnings per common share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options and have been included in the calculation of weighted average shares outstanding using the treasury stock method.

The basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

(in thousands)
------------------------------------------------------------------------------------
                                              1999          1998           1997
----------------------------------------- ------------- -------------- -------------
Basic weighted average shares                12,037         12,655         9,310
Dilutive effect of stock options                236            344           406
Diluted weighted average shares              12,273         12,999         9,716
------------------------------------------------------------------------------------

New Accounting Pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement, as amended, is effective for the Company's fiscal year beginning January 1, 2001. The Company is evaluating SFAS 133 to determine its impact on the consolidated financial statements.

Reclassifications - Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

2. Business Combinations

In 1997, the Company acquired Fancom Holding B.V. and Kansas City Grain Systems Division. The purchase prices of $12.6 million and $33.3 million respectively, net of cash acquired and including expenses, were financed through borrowings. Both transactions were accounted for under the purchase method of accounting.

The following summarizes the unaudited pro forma consolidated operating results for the year ended December 31, 1997 reflecting the allocation of the purchase price and related financing of the acquisitions of Fancom and Kansas City Grain Systems Division, assuming the acquisitions had occurred at January 1, 1997. Net sales for 1997 would have been approximately $230.8 million. Operating income would have been approximately $29.6 million. Net income would have been approximately $15.1 million. Pro forma basic earnings per share would have been approximately $1.62. Pro forma diluted earnings per share would have been approximately $1.55.

In 1998, the Company formed Rota Brock Ltda. Rota Brock Ltda. was a 50/50 joint venture between the Company's wholly-owned subsidiary, CTB, Inc. and Rota Industria de Maquinas Agricolas, Brazil. The Company contributed $3.6 million to the joint venture in 1998. In early 1999, the parties agreed to terminate and liquidate the joint venture due to business and general economic conditions in Brazil. The Company recognized $0.5 million as its share of operating losses in 1998 and wrote off its remaining investment of $3.1 million in the joint venture in the fourth quarter of 1998 as a result of the impairment in value of the investment. The Company incurred an additional $0.4 million in costs related to the termination of the joint venture during 1999 which are recorded in selling, general and administrative expenses.

In 1998, the Company acquired Sibley Industries, Inc. and STACO, Inc. The purchase price of Sibley Industries, Inc. of $1.8 million, net of cash acquired and including expenses, was financed through the issuance of 81,696 shares of the Company's treasury stock and cash installments of $0.3 million per year for four years beginning March 31, 1999. The purchase agreement included an earn-out provision which requires the Company to pay up to an additional $1.2 million over four years should certain sales targets be met. During 1998, $274,000 of the contingent purchase price was earned and was paid on March 31, 1999. During 1999, $49,000 of the contingent purchase price was earned and is payable March 31, 2000. The purchase price of STACO, Inc. of $2.0 million, net of cash acquired and including expenses, was financed through borrowings and the issuance of 45,671 shares of the Company's treasury stock. Both transactions were accounted for under the purchase method of accounting. The purchase prices were allocated as follows:

 (in thousands)
-------------------------------------------------------------------------
Current assets                                               $4,309
Property, plant and equipment                                 3,145
Intangibles and other assets                                  2,909
Long-term debt assumed                                       (4,561)
Liabilities assumed                                          (1,927)
-------------------------------------------------------------------------
     Total purchase price                                    $3,875
-------------------------------------------------------------------------
Note due sellers                                             (1,012)
Value of stock issued                                        (1,411)
-------------------------------------------------------------------------
     Cash paid for acquisitions                              $1,452
-------------------------------------------------------------------------

Unaudited pro forma net sales for 1998 and 1997 would have been approximately $280.8 million and $215.2 million assuming the acquisitions of Sibley Industries, Inc. and STACO, Inc. had occurred on January 1, 1997. Unaudited pro forma net income and basic and diluted pro forma earnings per share would not have been materially different from amounts reported.

On January 12, 1999, the Company acquired substantially all of the assets of Roxell N.V. (Roxell). Based in Maldegem, Belgium, Roxell is a leading global manufacturer and marketer of automated feeding and watering systems as well as feed storage bins for the poultry and hog production markets. The purchase price of $33.9 million, net of cash acquired and including expenses, was financed through German Mark denominated borrowings under the Company's amended credit facility.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows:

(in thousands)
-------------------------------------------------------------------------
Current assets                                 $   10,508
Property, plant and equipment                       7,175
Intangibles and other assets                       27,849
Long-term debt assumed                               (740)
Liabilities assumed                               (10,908)
-------------------------------------------------------------------------
          Total purchase price                 $   33,884
-------------------------------------------------------------------------

Unaudited pro forma net sales for 1998 would have been approximately $312.2 million assuming the acquisition of Roxell had occurred on January 1, 1998. Unaudited pro forma net income would have been approximately $9.5 million and basic and diluted pro forma earnings per share would have been approximately $0.75 and $0.73 per share. The acquisition was accounted for as if Roxell was purchased as of January 1, 1999. The 1999 Consolidated Statement of Income would not have been materially different if the acquisition had been accounted for as of the January 12, 1999 date of purchase.

3. Business Disposition

In 1997, the Company sold substantially all assets (other than accounts receivable) relating to its PVC deck, dock and fence business for approximately $8.2 million to a subsidiary of Royal Group Technologies Limited. The sale resulted in an approximate $3.6 million pre-tax gain with a related tax expense of approximately $2.5 million.

4. Contracts In Process

Contracts for domestic poultry buildings in process consist of the following:

(in thousands)                                                     1999              1998
------------------------------------------------------------- ----------------- ----------------
Costs incurred on uncompleted contracts                            $   306          $ 31,536
Estimated profit (loss)                                                 --              (455)
------------------------------------------------------------- ----------------- ----------------
                                                                       306            31,081
Less billings to date                                                  470            25,961
------------------------------------------------------------- ----------------- ----------------
Costs in excess of billings on uncompleted contracts              $     --         $   5,120
------------------------------------------------------------- ----------------- ----------------
Billings in excess of costs on uncompleted contracts               $  (164)      $        --
------------------------------------------------------------- ----------------- ----------------

The above costs relate to the portion of the contracts for sale of poultry buildings and exclude amounts related to the sale of the Company's equipment. Revenue recognized on the building portion of the contracts was $5.8 million and $31.7 million in 1999 and 1998. Billings in excess of costs on uncompleted contracts are reported in other accrued liabilities.

5. Inventories

Inventories consist of the following:

(in thousands)                                1999             1998
-------------------------------------- ------------------ -------------------
Raw material                              $   7,937          $   7,941
Work in process                               2,025              2,829
Finished goods                               19,733             18,987
-------------------------------------- ------------------ -------------------
                                             29,695             29,757
LIFO valuation allowance                        -                 (100)
-------------------------------------- ------------------ -------------------
Total                                      $ 29,695           $ 29,657
-------------------------------------- ------------------ -------------------

Approximately 79.0% and 83.0% of the Company's inventories are stated on the LIFO basis at December 31, 1999 and 1998, respectively.

6. Property, Plant And Equipment

Property, plant and equipment consist of the following:

(in thousands)                                 1999             1998
--------------------------------------- ------------------ -------------------
Land and improvements                       $  3,674         $    2,725
Buildings and improvements                    22,958             20,869
Machinery and equipment                       48,217             39,022
Construction in progress                       1,596              2,829
--------------------------------------- ------------------ -------------------
                                              76,445             65,445
Less accumulated depreciation                (20,930)           (14,471)
--------------------------------------- ------------------ -------------------
Total                                       $ 55,515           $ 50,974
--------------------------------------- ------------------ -------------------

7. Intangibles

Intangibles consist of the following:

(in thousands)                                    1999            1998
--------------------------------------- ------------------- -----------------
Goodwill                                     $ 91,607             $ 69,997
Accumulated amortization                       (6,490)              (4,197)
--------------------------------------- ------------------- -----------------
Goodwill - net                                 85,117               65,800
--------------------------------------- ------------------- -----------------
Deferred finance costs and other                2,821                2,105
Accumulated amortization                       (1,781)              (1,190)
--------------------------------------- ------------------- -----------------
Deferred finance costs and other - net          1,040                  915
--------------------------------------- ------------------- -----------------
Total                                        $ 86,157             $ 66,715
--------------------------------------- ------------------- -----------------

8. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)                                 1999               1998
--------------------------------------- ------------------ -------------------
Salaries, wages and benefits               $   6,269          $    5,300
Warranty                                       2,380               1,986
Income taxes                                     858               1,019
Other                                          7,569               6,237
--------------------------------------- ------------------ -------------------
Total                                       $ 17,076           $  14,542
--------------------------------------- ------------------ -------------------

9. Long-Term Debt

Long-term debt consists of the following:

(in thousands)                                 1999               1998
--------------------------------------- ------------------- -----------------
Revolving line of credit
   U.S. dollar                              $  43,375          $  65,695
   Foreign currency (German
     Mark)                                     29,245               -
Term loans payable to bank
     and other                                  5,235              5,670
--------------------------------------- ------------------- -----------------
     Total debt                                77,855             71,365
Less current portion                              795              1,646
--------------------------------------- ------------------- -----------------
     Total                                  $  77,060          $  69,719
--------------------------------------- ------------------- -----------------

In  1997,  the  Company  entered  into  a  revolving  credit  facility  totaling
$90,000,000 which includes a $5,000,000 swingline facility and a $10,000,000 sublimit for trade and standby letters of credit ("Credit Agreement"). The Credit Agreement replaced a previous credit agreement.

In conjunction with the 1999 closing of the Roxell acquisition, the Company entered into an amendment to its existing credit facility. The facility as amended provides the Company $135,000,000 in borrowing capability. There is no mandatory principal amortization prior to maturity in 2004; however, the Company remains subject to certain financial and business covenants customary for credit facilities of this type. The credit facility allows for borrowings in certain foreign currencies up to the U.S. dollar equivalent of $50,000,000. Borrowings in U.S. dollars or other currencies under the amended agreement bear interest at rates ranging from 0.55% to 1.225% over the applicable currency rate (LIBOR, EURIBOR, etc.) depending upon certain financial ratios. At December 31, 1999, the rates on the revolving line of credit ranged from 3.76% to 7.09%. At December 31, 1999, the Company had approximately $44,929,000 of availability under the Credit Agreement.

Under the Credit Agreement, CTB, Inc., a wholly-owned subsidiary of the Company, is required to maintain a minimum net worth, which increases quarterly by an amount equal to 50.0% of the quarterly earnings of CTB, Inc. This covenant limits the dividends CTB, Inc. can pay to the Company and, therefore, the dividends the Company can pay to its shareholders. The Company was in compliance with all debt covenants at December 31, 1999.

Term loans bear interest at rates ranging from 3.27% to 6.70% and certain amounts are collateralized by named assets of Fancom and Sibley.

Interest paid was approximately  $5,735,000;  $3,387,000 and $4,936,000 in 1999,
1998, and 1997, respectively.

In conjunction with the debt agreements, the Company maintains various interest rate swap agreements which effectively convert the equivalent of $53,200,000 of the revolver debt at December 31, 1999 into approximately 5.27% fixed rate debt on a weighted average basis. The swaps have variable maturity dates, the latest expiring January 12, 2004.

The weighted average interest on total debt outstanding at December 31, 1999 and 1998, after considering the effect of interest rate swaps was 5.64% and 5.91%, respectively.

The carrying value of debt approximates fair value because the floating interest rates reflect market rates. The fair value of interest rate swaps was $1,912,000; ($191,000) and $208,000 at December 31, 1999, 1998 and 1997,
respectively.

Foreign currency debt has been incurred to finance a foreign acquisition and provides a natural hedge of debt service with the commensurate cash flows of the acquired entity. The use of foreign currency debt to finance a foreign acquisition may result in certain foreign exchange fluctuations that are accounted for as foreign currency translation adjustment in shareholders' equity.

The aggregate maturities of long-term debt at December 31, 1999 are as follows:

(in thousands)
-------------------------------------------------------------------
                    Term Loans        Revolver          Total
2000                 $    795        $        --    $     795
2001                      697                --           697
2002                      694                --           694
2003                      469                --           469
2004                      329            72,620        72,949
Thereafter              2,251                --         2,251
----------------- ---------------- --------------- ----------------
   Total              $ 5,235          $ 72,620      $ 77,855
-------------------------------------------------------------------

10. Commitments And Contingencies

There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. While the Company is unable to predict with certainty the outcome of current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of any such proceeding will have a material adverse effect on its financial statements.

The Company has a Management Incentive Compensation Plan whereby certain employees receive annual bonuses based upon achievement of certain financial goals, including diluted earnings per share targets.

The Company has contracts that commit it to purchase fixed quantities of certain raw materials and semi-finished products. The contracts, which are generally of one year or less in duration, require the Company to purchase approximately $3.9 million at December 31, 1999.

The Company leases certain property and equipment including some plant facilities, property, warehouses, vehicles and manufacturing equipment, under operating leases which expire over the next 30 years. Some of these operating leases provide the Company with the option to purchase the property or renew the lease, generally at current market rates. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

Minimum payments for operating leases having non-cancelable terms in excess of one year are as follows:

(in thousands)
  --------------------------------------------------------
  2000                                        $  735
  2001                                           563
  2002                                           457
  2003                                           335
  2004                                           262
  Thereafter                                     814
  --------------------------------------------------------
  Total minimum lease payments                $3,166
  --------------------------------------------------------

Rent expense under operating leases amounted to $643,000; $261,000 and $194,000 in 1999, 1998 and 1997, respectively.

11. Profit Sharing

The Company has three qualified defined contribution profit-sharing retirement plans that cover substantially all employees who are not participants in certain defined benefit plans. The plans provide that Company contributions be made in amounts as determined by the Company's Board of Directors. Contributions are allocated to participants on the basis of proportionate compensation at the close of each fiscal year. Benefits to participants are limited to funds in their individual accounts which may be held in Company stock in one of these plans. The Company recorded expenses related to these plans of approximately $988,000, $927,000 and $1,334,000 in 1999, 1998 and 1997, respectively.

The profit-sharing plans, plus an additional plan at one U.S. subsidiary, have 401(k) provisions which allow participants to contribute a percentage of their pre-tax compensation to the plans within Internal Revenue Code limits. Upon authorization of the Board of Directors, the Company may make matching contributions. Matching contributions made by the Company to these plans
approximated   $472,000;   $420,000  and  $370,000  in  1999,   1998  and  1997,
respectively.

12. Pension Plans

The Company has a defined benefit pension plan covering certain employees at a specified domestic business unit. The benefits for this plan are based on years of service and stated amounts for each year of service. Additionally, the Company has foreign pension obligations covered by mandatory pension plans, which are multi-employer plans as defined in SFAS No. 87, "Employers' Accounting for Pensions." The benefits for foreign pension plans are based on years of service and compensation levels for the covered employees. Net pension expense for these domestic and foreign plans includes the following components:

(in thousands)                                                       1999                1998
------------------------------------------------------------ ------------------ -------------------
Service cost                                                        $  203            $   110
Interest cost                                                          162                 92
Expected return on assets                                              (53)                --
Net amortization and deferral                                           77                 58
------------------------------------------------------------ ------------------ -------------------
Net periodic pension cost                                           $  389             $  260
------------------------------------------------------------ ------------------ -------------------

Summary information of the Company's plans are as follows:

(in thousands)                                                       1999                1998
------------------------------------------------------------ ------------------ -------------------
Change in benefit obligation:
Benefit obligation at beginning of year                           $  1,548           $  1,312
Acquisition of Roxell                                                1,221
Service cost                                                           203                110
Interest cost                                                          162                 92
Actuarial (gain) loss                                                 (148)                34
------------------------------------------------------------ ------------------ -------------------
Benefit obligation at end of year                                    2,986              1,548
------------------------------------------------------------ ------------------ -------------------
Change in plan assets:
Fair value of plan assets at beginning of year                          83                 --
Acquisition of Roxell                                                  790                 --
Contributions                                                          122                 86
Actual return on plan assets                                            51                 (3)
------------------------------------------------------------ ------------------ -------------------
Fair value of plan assets at end of year                             1,046                 83
------------------------------------------------------------ ------------------ -------------------
Funded status                                                       (1,940)            (1,465)
Unrecognized net actuarial (gain) loss                                 (26)                83
Unrecognized prior service cost                                      1,047              1,039
------------------------------------------------------------ ------------------ -------------------
     Accrued benefit cost                                        $    (919)            $ (343)
------------------------------------------------------------ ------------------ -------------------

The projected benefit obligation for the domestic plan was determined using a weighted average discount rate of 7.5% and 6.75% in 1999 and 1998. The benefit multiplier was increased $1.00 per year until the participant's normal retirement date. The expected rate of return on plan assets was 9.00%.

The projected benefit obligation for the foreign plans was determined using a weighted average discount rate of 5.5% and expected rate of return on plan assets of 5.5%.

The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act (ERISA) or the respective foreign government law.

13. Postretirement Health Care Benefit Plans

The Company provides medical and dental benefit programs for retired employees. Substantially all of the Company's U.S. employees become eligible for these benefits upon retirement.

The Company has unfunded postretirement plans and uses the minimum amortization method for recognizing gains and losses for postretirement benefits as prescribed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Summary information of the Company's plan is as follows:

(in thousands)                                        1999                1998
------------------------------------------------ ------------------ ------------------
Change in benefit obligation:
Benefit obligation at beginning of year              $  2,561          $   1,706
Service cost                                              221                154
Interest cost                                             167                124
Plan participants' contributions                          108                 85
Actuarial (gain) loss                                      69                616
Benefits paid                                            (447)              (124)
------------------------------------------------ ------------------ ------------------
Benefit obligation at end of year                       2,679              2,561
------------------------------------------------ ------------------ ------------------
Fair value of plan assets at end of year                   --                 --
------------------------------------------------ ------------------ ------------------
Funded status                                          (2,679)            (2,561)
Unrecognized net actuarial (gain)                        (177)               (73)
Unrecognized prior service cost                           331                166
------------------------------------------------ ------------------ ------------------
     Accrued benefit cost                           $  (2,525)          $ (2,468)
------------------------------------------------ ------------------ ------------------

The accumulated postretirement benefit obligation was determined using relevant actuarial assumptions and the timing of the Company's medical and dental plans. The effect of a 1.0% annual increase in the assumed medical inflation rate on the accumulated postretirement benefit obligation and the related expense would be insignificant.

Measurement of the accumulated postretirement obligation was based on a 7.5% discount rate at December 31, 1999 and 6.75% at December 31, 1998. Medical trend rates were assumed at 12.0% (under age 65) and 8.0% (over age 65) which trend down to 6.0%.

The Company funds medical and dental costs as incurred. The components of net periodic postretirement benefit expense are as follows:

(in thousands)                             1999             1998           1997
------------------------------------- --------------- --------------- ---------------
Service cost                              $  221            $ 154          $  161
Interest cost                                167              118             134
Net amortization and deferral                  7              (22)             --
------------------------------------- --------------- --------------- ---------------
     Total                                $  395            $ 250           $ 295
------------------------------------- --------------- --------------- ---------------

14. Shareholders' Equity

The Company was purchased in a leveraged buyout transaction in 1996. The buyout was accounted for using the purchase method of accounting to the extent of the 67.9% change in ownership with the remaining 32.1% valued at historical book value. To the extent of the change in ownership, the purchase price was allocated to assets and liabilities based on their fair values. The Company has recorded an adjustment ("reduction for carryover of predecessor cost basis") to reduce the former shareholders' investment in the Company to the historical cost basis of their investment.

In 1997, the Company completed an initial public offering ("Offering") of 5,000,000 shares of its common stock at an offering price of $14.00 per share. The net proceeds of the Offering were used to repay debt incurred in connection with the Fancom acquisition and the Kansas City Grain Systems Division acquisition, to redeem 15,000 shares of preferred stock, and to repay a portion of the Company's outstanding debt. Immediately prior to the Offering, a 12.0933-for-one stock split of the Company's common shares was effected.
Concurrent with the Offering, 9,069 outstanding shares of existing preferred stock were exchanged for 647,786 shares of common stock.

15. Stock Option Plans

Executives and other key employees have been granted options to purchase common shares of the Company. In each case, the option price equals or exceeds the fair market value of the common shares on the day of the grant. An option's maximum term is ten years. Options granted vest (i) in seven years or over an accelerated period of five-to-six years should certain annual or cumulative earnings targets be met, or (ii) over an elapsed time of three-to-six years from the grant date.

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply the accounting prescribed by Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated in the table below:

(in thousands)                               1999          1998         1997
--------------------------------------- ------------- ------------- ------------
Net income:
     As reported                          $10,216     $    9,196      $ 13,899
     Pro forma                              9,738          8,964        13,798
Net income per share - basic:
     As reported                        $    0.85     $     0.73    $     1.49
     Pro forma                               0.81           0.71          1.48
Net income per share - diluted:
     As reported                             0.83           0.71          1.43
     Pro forma                               0.79           0.69          1.42
--------------------------------------- ------------- ------------- ------------

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

-----------------------------------------------------------------------------------------------
                                           1999                1998                   1997
Volatility                                  35%               30-35%                   30%
Expected dividend yield                      0%                   0%                    0%
Risk-free interest rate              4.95-4.98%           4.31-5.73%            5.73-6.51%
Expected life of options                5 years              6 years          5.33-6 years
-----------------------------------------------------------------------------------------------

The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.12, $5.72, and $3.75 per share, respectively.

Changes in shares under option are summarized below:

(in thousands)                         1999                        1998                       1997
----------------------------- --------------------------- --------------------------- ---------------------------
                                            Weighted                    Weighted                    Weighted
                                            Average                     Average                     Average
                              Number of     Exercise      Number of     Exercise      Number of     Exercise
                              Shares        Price         Shares        Price         Shares        Price
----------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Outstanding beginning
     of year                      928,758      $ 6.90        836,716        $ 3.46        725,600       $ 1.24
Granted                           300,000        9.17        350,000         13.81        203,025        12.00
Exercised                         (11,256)       0.83       (169,632)         0.83             --           --
Forfeited                         (63,862)       2.89        (88,326)        13.46        (91,909)        4.77
----------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Outstanding end of year         1,153,640      $ 7.77        928,758        $ 6.90        836,716       $ 3.46
----------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Exercisable end of year           269,356      $ 2.52        285,868        $ 2.28        293,822       $ 1.72
-----------------------------------------------------------------------------------------------------------------

Options outstanding and exercisable at December 31, 1999 are summarized below:

----------------------------------------------------------------------------------------------------------------------
                                        Options Outstanding                              Options Exercisable
                           Number            Remaining         Weighted Avg.      Number             Weighted Avg.
Exercise Prices          Outstanding      Contractual Life    Exercise Price    Exercisable          Exercise Price
$0.83-$4.96                406,848              6.0                $0.83          225,448                 $0.83
$6.38-$7.63                220,000              9.3                $6.75              --                     --
$10.92-$14.25              526,792              8.1               $13.55           43,908                $11.22
                         1,153,640                                                269,356

----------------------------------------------------------------------------------------------------------------------

16. Income Taxes

The elements of the provision for income taxes are as follows:

(in thousands)                                1999         1998          1997
---------------------------------------- -------------- -------------- --------------
Current:
    U.S. federal                            $  3,078       $ 5,965      $   8,492
    State                                        680         1,019          1,521
    Foreign                                    2,299           990            927
---------------------------------------- -------------- -------------- --------------
Total current                                  6,057         7,974         10,940
---------------------------------------- -------------- -------------- --------------

Deferred:
    U.S. federal                               1,266        (1,613)          (404)
    State                                        181          (230)           (58)
    Foreign                                     (684)           49             21
---------------------------------------- -------------- -------------- --------------
Total deferred                                   763        (1,794)          (441)
---------------------------------------- -------------- -------------- --------------
       Provision for income taxes            $ 6,820      $  6,180       $ 10,499
---------------------------------------- -------------- -------------- --------------

Income taxes paid were approximately $8,829,000; $8,778,000 and $11,069,000 in 1999, 1998 and 1997, respectively. At December 31, 1999, the Company has recorded in prepaid expenses income tax overpayments and refund claims of $1,771,000.

A reconciliation of the net effective tax for consolidated operations to the U.S. statutory federal income tax is as follows:

(in thousands)                                                 1999                 1998              1997
--------------------------------------------------------- ----------------- ------------------ ------------------
U.S. tax at federal statutory rate                            $  5,963          $   5,376          $   8,539
Increase (decrease) in tax resulting from:
    State income taxes, net of U.S. tax benefit                    559                512                930
    FSC benefit                                                   (240)              (228)              (468)
    Goodwill                                                       389                361                473
    Gain on sale of Vinyl Division                                 --                  --                769
    Other, net                                                     149                159                256
--------------------------------------------------------- ----------------- ------------------ ------------------
       Provision for income taxes                             $  6,820          $   6,180           $ 10,499
--------------------------------------------------------- ----------------- ------------------ ------------------

Deferred tax assets and liabilities are as follows:

(in thousands)                                                1999          1998
------------------------------------------------------- --------------- --------------
Deferred tax assets - current:
    Accrued liabilities                                      $2,058       $   1,654
    Inventories                                              (1,439)         (1,760)
    Allowance for doubtful accounts receivable                  281             375
    Foreign joint venture losses                                 --           1,474
------------------------------------------------------- --------------- --------------
Total current                                                $  900       $   1,743
------------------------------------------------------- --------------- --------------

Deferred tax assets (liabilities) - non-current:
    Property, plant and equipment                           $(9,888)       $ (8,619)
    Goodwill                                                   (704)           (422)
    Foreign losses                                               --             696
    Accrued postretirement benefit cost                       1,631           1,087
    Other                                                      (488)           (631)
------------------------------------------------------- --------------- --------------
Total non-current                                           $(9,449)       $ (7,889)
------------------------------------------------------- --------------- --------------
       Total deferred income tax                            $(8,549)      $  (6,146)
------------------------------------------------------- --------------- --------------

17. Segments

The Company's internal financial reporting is organized primarily on the basis of legal entities while the management of operations is based on a combination of geographic locations and functional lines of manufacturing, sales and marketing. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, the Company is reporting only one operating segment.

United States and foreign operations, which include subsidiaries in Belgium, the Netherlands, and Brazil, are shown below. Net sales amounts are based on the location of the selling entity.

(in thousands)                                    1999                  1998                  1997
--------------------------------------- ---------------------- ---------------------- ----------------------
Net sales:
    United States                            $ 211,594              $ 240,348              $ 177,439
    Belgium                                     36,120                     --                     --
    The Netherlands                             20,724                 29,987                 21,105
    Brazil                                       4,165                  1,845                  3,519
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                     $272,603               $272,180               $202,063
--------------------------------------- ---------------------- ---------------------- ----------------------
Long-lived assets:
    United States                              101,508                104,340                 99,694
    Belgium                                     28,820                     --                     --
    The Netherlands                             10,959                 13,542                 12,212
    Brazil                                         643                    239                    213
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                     $141,930               $118,121               $112,119
--------------------------------------- ---------------------- ---------------------- ----------------------

Net sales (based on destination) were as follows:

--------------------------------------- ---------------------- ---------------------- ----------------------
(in thousands)                                  1999                   1998                   1997
--------------------------------------- ---------------------- ---------------------- ----------------------
    United States                            $ 176,157              $ 193,534              $ 128,480
    Latin America                               20,813                 21,497                 18,734
    Europe/Middle East                          54,600                 39,310                 31,133
    Asia                                        10,461                  7,881                 15,869
    Canada                                      10,572                  9,958                  7,847
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                    $ 272,603              $ 272,180               $202,063
--------------------------------------- ---------------------- ---------------------- ----------------------

Sales by product line are as follows:

(in thousands)                                  1999                   1998                   1997
--------------------------------------- ---------------------- ---------------------- ----------------------
Animal agriculture                            $153,150               $134,444               $113,625
Egg production                                  37,214                 36,429                 31,280
Grain systems                                   76,425                 69,602                 50,651
Poultry buildings                                5,814                 31,705                  1,902
Other                                               --                     --                  4,605
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                     $272,603               $272,180               $202,063
--------------------------------------- ---------------------- ---------------------- ----------------------

18. Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)
----------------------------------------- --------------------------------------------------------------------------
                                                                     Three months ended

1999                                          March 31            June 30         September 30       December 31
----------------------------------------- ------------------ ------------------ ----------------- ------------------
Sales                                               $59,905            $76,260           $84,088            $52,350
Gross profit                                        $13,918            $20,438           $22,502            $13,211
     Gross margin                                     23.2%              26.8%             26.8%              25.2%
Operating income                                    $ 3,016            $ 8,110           $10,533            $3 ,566
     Operating income margin                           5.0%              10.6%             12.5%               6.8%
Net income                                             $329            $ 3,802           $ 4,883            $ 1,202
Basic earnings per share                            $  0.03            $  0.32           $  0.41            $  0.10
Basic weighted average shares                        12,106             12,022            12,022             11,998
Diluted earnings per share                          $  0.03            $  0.31           $  0.40            $  0.10
Diluted weighted average shares                      12,330             12,277            12,282             12,206
----------------------------------------- ------------------ ------------------ ----------------- ------------------

(in thousands, except per share amounts)
----------------------------------------- --------------------------------------------------------------------------
                                                                     Three months ended

1998                                          March 31            June 30         September 30       December 31
----------------------------------------- ------------------ ------------------ ----------------- ------------------
Sales                                               $46,778            $70,464            $91,138           $63,800
Gross profit                                        $11,045            $14,498            $21,085           $14,056
     Gross margin                                     23.6%              20.5%              23.1%              22.0%
Operating income                                    $ 3,138            $ 5,981            $10,741           $ 3,672
     Operating income margin                           6.7%               8.5%              11.8%               5.8%
Net income                                          $ 1,387            $ 2,911            $ 5,611           $  (713)
Basic earnings per share                            $  0.11            $  0.23            $  0.45           $ (0.06)
Basic weighted average shares                        12,837             12,797             12,607            12,384
Diluted earnings per share                          $  0.11            $  0.22            $  0.43           $ (0.06)
Diluted weighted average shares                      13,208             13,184             12,950            12,658
----------------------------------------- ------------------ ------------------ ----------------- ------------------

The total quarterly income per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

19. Related Party Transactions

The Company is required to pay annual management fees of $300,000 plus expenses to American Securities Capital Partners, L.P. (ASCP), a related party through stock ownership. These expenses have been charged to operations during 1999, 1998 and 1997. Additionally, other 1997 fees paid by the Company to ASCP include $503,000 in connection with the acquisitions of Fancom and the Kansas City Grain Systems Division and $350,000 in connection with the Company's initial public offering.

Of the current and long-term portion of Accrued Earn-Out, $1,760,000 and $7,040,000 at December 31, 1999 and 1998, respectively, are related to the 1996 acquisition of the Company in a leveraged buyout transaction. These amounts are being paid in installments to Predecessor Company shareholders, certain of whom are current directors and officers of the Company.

20. Restructuring

A corporate restructuring program was announced in late September 1999. The Company eliminated approximately 12% of the positions in its Milford, Indiana, operations support, sales and administrative functions. The action resulted in a pre-tax charge of $0.9 million, of which $0.6 million was recorded in cost of sales and $0.3 million was charged against selling, general and administrative expenses. During the fourth quarter of 1999, an additional accrual of $0.2 million was recorded in selling, general and administrative expenses upon the elimination of positions in the Company's Milford, Indiana, and Brazilian sales and administrative functions. Payments made for restructuring expenses during the fourth quarter were $0.4 million. The $0.7 million balance at December 31, 1999, to be paid in future periods, is reported in accrued liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None

================================================================================
PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Directors and Executive Officers of the Company

                                                                                                        Director/
     Name                        Age      Position with Company                                       Officer Since
     J. Christopher Chocola        38     Chairman of the Board                                            1991
     Victor A. Mancinelli          56     President and Chief Executive Officer, Director                  1999
     Caryl M. Chocola              61     Director                                                         1976
     Michael G. Fisch              37     Director                                                         1995
     Larry D. Greene               42     Director                                                         1997
     Frank S. Hermance             51     Director                                                         1997
     David L. Horing               37     Director                                                         1995
     Charles D. Klein              61     Director                                                         1995
     Gerard van Rooijen            57     Director; Managing Director, Roxell N.V.                         1999
     Brian D. Dawes                41     Vice President & General Manager, CTB, Inc.                      1997
     Randy S. Eveler               35     Vice President & Corporate Controller, CTB, Inc.                 1999
     Michael J. Kissane            42     Vice President, General Counsel & Secretary                      1993
     Mark A. Lantz                 39     Vice President & General Manager, CTB, Inc.                      1996
     George W. Murdoch             40     Executive Vice President & General Manager, CTB, Inc.            1998
     Don J. Steinhilber            42     Vice President & Chief Financial Officer                         1994
     Roger W. Townsend             44     Executive Vice President & General Manager, CTB, Inc.            1993

J. Christopher Chocola - Chairman of the Board since April 1999. Mr. Chocola served as President of the Company from February 1996 to April 1999 and Chief Executive Officer of the Company from April 1997 to April 1999. Mr. Chocola has served as Chief Executive Officer of CTB (prior to January 1996, the Predecessor Company) since March 1994. From July 1993 to February 1994, Mr. Chocola served as Executive Vice President of the Predecessor Company. From November 1993 to July 1996, Mr. Chocola served as the General Manager of the Chore-Time division. From October 1991 to November 1993, Mr. Chocola served as the General Manager of the Brock division. Mr. Chocola joined the Predecessor Company in 1988. Mr. Chocola was elected to the Board of Directors of the Predecessor Company in February 1991 and of the Company in February 1996.

Victor A. Mancinelli - President and Chief Executive Officer of the Company since April 1999. Prior to joining the Company, Mr. Mancinelli was Chief Operating Officer of Gehl Company from November 1992. From 1990 to 1992, Mr. Mancinelli served as Group Vice President of W.H. Brady Co. From 1987 to 1990, Mr. Mancinelli served as President and Chief Operating Officer of Syracuse China Corp., a subsidiary of Canadian Pacific Ltd. From 1985 to 1987, Mr. Mancinelli served as Vice President International Business for Simplex Time Record Co. Prior to 1985, Mr. Mancinelli served in a variety of management positions with Cummins Engine Company, Inc.

Gerard van Rooijen - Managing Director of Roxell N.V., Maldegem, Belgium since 1971 and Managing Director of Stevens Plastics Technology since 1989. Member of the Board of Directors of Fedagrim (Belgian trade organization of manufacturers and importers of agricultural machinery) since 1992.

Brian D. Dawes - Vice President and General Manager-Poultry Production Systems of CTB since May 1997. Mr. Dawes was Vice President of the Vinyl Products Division of CTB (prior to January 1996, the Predecessor Company) from July 1994 until May 1997. Mr. Dawes served as Manager of National Contract Sales at Zimmer, Inc., an orthopedics product division of Bristol-Myers Squibb, from 1992 until July 1994. Mr. Dawes rejoined the Predecessor Company in 1994, having served in management positions at the Predecessor Company from 1981 until 1986.

Randy Eveler - Vice President and Corporate Controller of CTB since October 1998. Mr. Eveler served as Division Controller of CTB from August 1998 until October 1998. Prior to joining the Company, Mr. Eveler was Finance Manager of Accra Pac, Inc. from October 1993.

Michael J. Kissane - General Counsel and Secretary of the Company since April 1997 and Vice President of the Company since December 1995. Mr. Kissane has been a Vice President of CTB (prior to January 1996, the Predecessor Company) since July 1993, the Secretary of CTB (prior to January 1996, the Predecessor Company) since March 1994 and has served as General Counsel of CTB (prior to January 1996, the Predecessor Company) since joining the Predecessor Company in January 1992. Prior to joining the Predecessor Company, Mr. Kissane was a member of the law firm of Strauss & Kissane in San Diego, California.

Mark A. Lantz - Vice President and General Manager - Egg Production Systems of CTB since May 1997. Mr. Lantz served as Vice President-Operations of CTB from February 1996 until May 1997. Mr. Lantz served as Operations Manager of CTB (prior to January 1996, the Predecessor Company) from November 1993 until February 1996, as Vice President-Manufacturing of the Predecessor Company from July 1993 until November 1993 and as Plant Manager of CTB (prior to January 1996, the Predecessor Company) from October 1991 until July 1993. Mr. Lantz joined the Predecessor Company in 1989.

George W. Murdoch - Executive Vice President and General Manager, International Business since January 1998. Mr. Murdoch served as Vice President of International Marketing from September 1996 to January 1998, as European Sales Manager from August 1994 to September 1996, as Sales Manager-Latin America from January 1994 to August 1994, and Regional Sales Manager from January 1991 to January 1994.

Don J. Steinhilber - Vice President, Chief Financial Officer and Treasurer of the Company since April 1997. Mr. Steinhilber served as Vice President and Assistant Treasurer of the Company from December 1995 until April 1997. Since December 1996, Mr. Steinhilber has served as Vice President, Chief Financial Officer and Treasurer of CTB. From July 1993 to December 1996, Mr. Steinhilber served as Vice President and Treasurer of CTB (prior to January 1996, the Predecessor Company). From July 1991 to July 1993, Mr. Steinhilber served as International Controller of the Predecessor Company. Mr. Steinhilber joined the Predecessor Company in July 1991.

Roger W. Townsend - Executive Vice President of CTB since April 1996 and General Manager, Grain Systems Business since May 1997. Mr. Townsend was Chief Operating Officer of CTB (prior to January 1996, the Predecessor Company) from March 1994 until May 1997. From November 1993 to July 1996, Mr. Townsend served as General Manager of the Brock division. From July 1993 to November 1993, Mr. Townsend served as Vice President of Engineering of the Predecessor Company. From October 1991 to July 1993, Mr. Townsend served as Assistant General Manager of the Brock division. Mr. Townsend joined the Predecessor Company in 1977.

In response to this Item, reference is made to the information under the caption "Election of Directors" on CTB International Corp.'s Proxy Statement for the 2000 annual meeting of shareholders which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

In response to this Item, reference is made to the information under the caption "Executive Compensation," and "Report of the Compensation Committee on Executive Compensation" on CTB International Corp.'s Proxy Statement for the 2000 annual meeting of shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

In response to this Item, reference is made to the information under the caption "Principal Shareholders" on CTB International Corp.'s Proxy Statement for the 2000 annual meeting of shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Stock Purchase Agreement

Pursuant to the Stock Purchase Agreement dated November 1995, the Company agreed to make certain contingent payments to the Predecessor Company shareholders (the "Earn-Out Amount") based on a calculation of cumulative Earnings Before
Interest, Taxes, Depreciation and Amortization ("EBITDA") calculated in accordance with the Stock Purchase Agreement. The Earn-Out Amount was determined based on cumulative EBITDA for the three-year period ended December 31, 1998.
The  cumulative  EBIDTA  target was  subject to  adjustment  in the event of any merger, acquisition, divestiture or other extraordinary transaction. An amendment to the Stock Purchase Agreement to give effect to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture revised the EBITDA target from $89.5 million to $103.4 million.

The Earn-Out amount recorded under the terms of the Stock Purchase Agreement as amended was calculated as $7,040,000.

The Company was obligated to pay the Earn-Out Amount in three installments beginning on April 5, 1999.

Two installments totaling $5,280,000 were made during 1998. The third and final installment of $1,760,000 was paid on January 3, 2000.

Portions of the Earn-Out Amount are payable to certain current directors and officers of the Company.

Other

Under the terms of a management consulting agreement dated January 4, 1996, the Company is required to pay annual management fees of $300,000 plus expenses to ASCP. Additionally, in 1997, other fees paid by the Company to ASCP included $503,000 in connection with the acquisitions of Fancom and the Kansas City Grain Systems Division and $350,000 in connection with the Company's initial public offering.

In conjunction with the Company's initial public offering, certain shareholders (including affiliates of ASCP, J. Christopher Chocola and Caryl Chocola) redeemed 15,000 shares of Preferred Stock and exchanged 9,069 shares of Preferred Stock for 647,786 shares of Common Stock.

================================================================================
PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a.)1.  Financial Statements and Independent Auditors' Report            Page 19

(a.)2.  Financial Statement Schedule
Schedule I - Parent Company Financial Statements                         Page 42
Schedule II - Valuation and Qualifying Accounts                          Page 43

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of CTB International Corp. or the Notes thereto.

(a.)3.  Exhibits

The exhibits filed with this report are listed on the "Exhibit Index" on page 46 and 47.

(b.)Reports on Form 8-K

CTB International Corp. Announces Its Reincorporation in Indiana - Report filed December 21, 1999.

   SCHEDULE I

   PARENT COMPANY FINANCIAL STATEMENTS

       As discussed in Note 9, under the terms of the Credit Agreement, CTB, Inc., the Company's wholly-owned subsidiary, is limited in the dividends it may distribute to the Company, subject to meeting certain financial goals and requirements. Accordingly, the following parent-company-only financial statements are presented because the distribution of the net assets of CTB, Inc. is restricted.

                                           Condensed Balance Sheets
                                          December 31, 1999 and 1998

                                                (in thousands)

                                                                                      1999          1998
       Assets
           Equity investment in subsidiaries                                       $80,754       $76,825
                                                                               ------------  ------------
               Total Assets                                                        $80,754       $76,825
                                                                               ============  ============

       Liabilities and Shareholders' Equity
           Shareholders' Equity                                                    $80,754       $76,825
                                                                               ------------  ------------
               Total Liabilities and Shareholders' Equity                          $80,754       $76,825
                                                                               ============  ============

                                        Condensed Statements of Income
                                 Years Ended December 31, 1999, 1998 and 1997

                                                (in thousands)

                                                                        1999          1998          1997
       Equity in undistributed net income of subsidiaries            $10,216        $9,196       $13,899
                                                                 ------------  ------------  ------------
               Net Income                                            $10,216        $9,196       $13,899
                                                                 ============  ============  ============

                                      Condensed Statements of Cash Flows
                             For the Years Ended December 31, 1999, 1998 and 1997

                                                (in thousands)

                                                                        1999          1998          1997
       Cash flows from operating activities
           Net income                                                $10,216        $9,196       $13,899
           Adjustments to reconcile net income to net cash
               provided by operating activities:
               Equity in undistributed net income of                 (10,216)       (9,196)      (13,899)
              subsidiaries
                                                                 ------------  ------------  ------------
           Net cash provided by operating activities                      --             --            --
                                                                 ------------  ------------  ------------
       Net increase in cash                                               --             --            --
       Cash at beginning of period                                        --             --            --
                                                                 ------------  ------------  ------------
       Cash at end of the period                                       $  --         $  --         $  --
                                                                 ============  ============  ============

Note 1 - The Company uses the equity method of accounting for its investment in subsidiaries.

Note 2 - See the Notes to the Company's 1999 Consolidated Financial Statements for a complete description of the Company's accounting policies.

SCHEDULE II

                                             VALUATION AND QUALIFYING ACCOUNTS

                                       Years Ended December 31, 1999, 1998 and 1997

                                                      (in thousands)

                  Column A                        Column B             Column C                Column D          Column E

         ----------------------------           ------------- ---------------------------     ------------     -------------
                                                                      Additions

                                                              ---------------------------
                                                 Balance at    Charged to    Charged to                         Balance at
                                                 beginning      costs &        other                              end of
                                                 of period      expenses      accounts        Deductions          period

                                                ------------- ------------- -------------     ------------     -------------
    1999
         Allowance for doubtful accounts . . .     $1,122          $499         $240             $775(1)          $1,086
         Inventory obsolescence reserve . . .         634           488          251              302             $1,071

    1998
         Allowance for doubtful accounts . . .     $  657          $568         $ -              $103(1)          $1,122
         Inventory obsolescence reserve. . . .        554           188           -               108                634

    1997
         Allowance for doubtful accounts . . .     $  449          $362         $ -              $ 32(1)          $  657
         Inventory obsolescence reserve. . . .        214           372           -                32                554


  (1)    Uncollectible accounts written off

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CTB International Corp.

                                          By:  _________________________________
                                                 Victor A. Mancinelli
                                                 Director, President and
                                                 Chief Executive Officer

March 3, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CTB International Corp. and in the capacities and on the dates indicated.

         Signature                                      Title                                     Date
        -----------                                    -------                                   -------
/s/   J. Christopher Chocola                Director, Chairman of the Board                       3/7/00
---------------------------------------
   J. Christopher Chocola

/s/   Victor A. Mancinelli                  Director, President and Chief Executive               3/7/00
------------------------------------------
   Victor A. Mancinelli                     Officer (Principal Executive Officer)

/s/   Don J. Steinhilber                    Vice President and Chief Financial Officer            3/7/00
------------------------------------
   Don J. Steinhilber                       (Principal Financial and Accounting Officer)

/s/   Caryl M. Chocola                      Director                                              3/7/00
------------------------------------
   Caryl M. Chocola

/s/   Michael G. Fisch                      Director                                              3/7/00
-------------------------------------
     Michael G. Fisch

/s/   Larry D. Greene                       Director                                              3/7/00
-------------------------------------
   Larry D. Greene

/s/   Frank S. Hermance                     Director                                              3/7/00
------------------------------------
   Frank S. Hermance

/s/   David L. Horing                       Director                                              3/7/00
------------------------------------
   David L. Horing

/s/   Charles D. Klein                      Director                                              3/7/00
-----------------------------------
   Charles D. Klein

/s/   Gerard van Rooijen                    Director; Managing Director, Roxell N.V.              3/7/00
-----------------------------------
     Gerard van Rooijen

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

10.6 Shareholders Agreement, dated as of January 4, 1996, by and among the Company and the Individual Shareholders party thereto filed as
           Exhibit 10.6 to the Company Registration Statement and incorporated herein by reference.

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

10.10 Management Incentive Compensation Plan filed as Exhibit 10.10 to the Company Registration Statement and incorporated herein by reference.

10.11 Escrow Agreement, dated as of November 29, 1995, by and among CTB Ventures, Inc., the shareholders party thereto and NBD Bank, N.A., file as Exhibit 10.11 to the Company Registration Statement and incorporated herein by reference.

10.12 Management Consulting Agreement, dated as of January 4, 1996, by and among CTB, Inc. and American Securities Capital Partners, L.P., filed as Exhibit 10.12 to the Compan Registration Statement and incorporated herein by reference.

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

10.17 Representations and Warranties of Sellers, filed as Exhibit 99.3 to the Company's February 10, 1999 Form 8-K filing.

10.18 Amendment No. 3 dated as of November 19, 1998 to Credit Agreement dated as of August 15, 1997.

11 Computation of Earnings Per Share is presented in Note 1 to the Consolidated Financial Statements included in Item 8.

13 1999 Annual Report to Shareholders of CTB International Corp. is presented in Item 8.

21 Subsidiaries of CTB International Corp. filed as Exhibit 21 to the Company Registration Statement and incorporated herein by reference.

22 Plan of merger and reincorporation on Definitive 14C dated November 12, 1999 incorporated herein by reference.

23.1       Consent of Deloitte & Touche LLP.

27         Financial Data Schedule.

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-95843 of CTB International Corp. on Form S-8 of our report dated February 22, 2000, appearing in this Annual Report on Form 10-K of CTB International Corp. for the year ended December 31, 1999.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 1, 2000