Form 10-Q
period 2000-03-31
CTB INTERNATIONAL CORP
filed 2000-05-15
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                            ------------------------

                        Commission File Number 000-22973

                             CTB INTERNATIONAL CORP.
             (Exact name of registrant as specified in the charter)

          Indiana                                                35-1970751
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           State Road 15 North, P.O. Box 2000, Milford, IN 46542-2000
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (219)-658-4191

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At March 31, 2000, approximately 10,986,602 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page

Part I

         Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2000 and
                  December 31, 1999                                                                 1

                  Condensed Consolidated Income Statements for the Three Months
                  Ended March 31, 2000 and 1999                                                     2

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999                                              3

                  Notes to Condensed Consolidated Financial Statements                              4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       11


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

Signature                                                                                        II-3


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CTB International Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets
                          (In thousands, except share and per share amounts)
                                             (Unaudited)

                                                                        March 31,       December 31,
                                                                          2000              1999
                                                                      --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $   2,129         $   2,439
   Accounts receivable - Net                                               32,599            29,787
   Inventories                                                             31,152            29,695
   Deferred income taxes                                                      887               900
   Prepaid expenses and other current assets                                2,849             2,811
                                                                      --------------    --------------
      Total current assets                                                 69,616            65,632

PROPERTY, PLANT AND EQUIPMENT - Net                                        53,902            55,515
INTANGIBLES - Net                                                          83,747            86,157
OTHER ASSETS                                                                  247               258
                                                                      --------------    --------------
   TOTAL ASSETS                                                         $ 207,512         $ 207,562
                                                                      ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     $  13,867         $  13,564
   Current portion of long-term debt                                          747               795
   Current portion of accrued Earn-Out                                          -             1,809
   Accrued liabilities                                                     16,759            17,076
   Deferred revenue                                                         2,195             2,618
                                                                      --------------    --------------
      Total current liabilities                                            33,568            35,862

LONG-TERM DEBT                                                             82,636            77,060
DEFERRED INCOME TAXES                                                       9,366             9,449
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                               4,191             4,437
COMMITMENTS AND CONTINGENCIES (See Note 7)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized;
   12,924,990 shares issued                                                   129               129
   Preferred stock - 6% cumulative, $.01 par value; 4,000,000
   shares authorized; 0 shares issued and outstanding                           -                 -
   Treasury stock, at cost;  2000 - 1,938,388 shares,
   1999-1,257,113 shares                                                  (13,745)           (9,251)
   Additional paid-in capital                                              76,716            76,818
   Reduction for carryover of predecessor cost basis                      (26,964)          (26,964)
   Retained earnings                                                       44,062            41,813
   Accumulated other comprehensive income:
      Foreign currency translation adjustment                              (2,447)           (1,791)
                                                                      --------------    --------------
         Total shareholders' equity                                        77,751            80,754
                                                                      --------------    --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 207,512         $ 207,562
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

                                 CTB International Corp. and Subsidiaries
                                 Condensed Consolidated Income Statements
                                 (In thousands, except per share amounts)
                                               (Unaudited)

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                            -------------------------------
                                                                                2000             1999
                                                                                -----            -----
NET SALES                                                                   $   57,752       $   59,905
COST OF SALES                                                                   41,620           45,987
                                                                            --------------    -------------
     Gross profit                                                               16,132           13,918

OTHER OPERATING EXPENSE:
     Selling, general, and
         administrative expenses                                                10,692           10,255
     Amortization of goodwill                                                      605              647
                                                                            --------------    -------------
  Operating income                                                                4,835           3,016

INTEREST EXPENSE - Net                                                           (1,241)         (1,460)
OTHER INCOME (EXPENSE) - Net                                                        152          (1,013)
                                                                            --------------    -------------
INCOME BEFORE INCOME TAXES                                                        3,746             543
INCOME TAXES                                                                      1,498             214
                                                                            --------------    -------------
NET INCOME                                                                  $     2,248      $      329
                                                                            ==============    =============

EARNINGS PER SHARE:
     Basic:        Earnings per share                                       $      0.20      $     0.03
                                                                            ==============    =============
                   Weighted average shares                                       11,263          12,106
                                                                            ==============    =============
     Diluted:      Earnings per share                                       $      0.20      $     0.03
                                                                            ==============    =============
                   Weighted average shares                                       11,479           12,330
                                                                            ==============    =============

See accompanying notes to condensed consolidated financial statements.

                                 CTB International Corp. and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                              (In thousands)
                                               (Unaudited)

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                           --------------------------------
                                                                               2000              1999
                                                                               -----             -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $   2,248         $     329
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                           1,860             1,702
        Amortization                                                             720               791
        Foreign exchange loss                                                     33                 -
        Equity in joint venture                                                   (9)                -
        Loss on sale of assets                                                    21                 -
        Deferred income taxes                                                     31              (155)
        Changes in operating assets and liabilities:
           Accounts receivable                                                (3,215)              586
           Construction costs and estimated earnings in excess of billings         -             2,698
           Inventories                                                        (1,789)           (1,830)
           Prepaid expenses and other assets                                     164               551
           Accounts payable, accruals and other liabilities                   (1,802)             (656)
                                                                           --------------    --------------
              Net cash flows from operating activities                        (1,738)            4,016
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                               (686)           (2,306)
     Acquisitions, net of cash acquired                                            -           (33,884)
     Proceeds from sale of assets                                                  3                10
                                                                           --------------    --------------
              Net cash flows from investing activities                          (683)          (36,180)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                               (4,608)           (1,684)
     Stock option exercise                                                        12                 -
     Proceeds from long-term debt                                             72,285           124,764
     Payments on long-term debt                                              (65,169)          (87,557)
                                                                           --------------    --------------
              Net cash flows from financing activities                         2,520            35,523
                                                                           --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         99             3,359

NET EFFECT OF TRANSLATION ADJUSTMENT                                            (409)             (174)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,439               608
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   2,129         $   3,793
                                                                           ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1999 which includes the Company's annual audited financial statements.

Note 2. Inventories

   Inventories consist of the following (in thousands):

                                                             March 31,          December 31,
                                                               2000                1999
                                                               ----                ----
Raw material                                               $   6,587           $   7,937
Work in process                                                1,685               2,025
Finished goods                                                22,880              19,733
                                                           ---------------     ---------------
                                                              31,152              29,695
LIFO valuation allowance                                           -                   -
                                                           ---------------     ---------------
   Total                                                   $  31,152           $  29,695
                                                           ===============     ===============

Note 3.  Contracts In Process

   Construction contracts in process consist of the following (in thousands):

                                                             March 31,          December 31,
                                                               2000                1999
                                                               ----                ----
Costs incurred on uncompleted contracts                    $       -           $     306
Estimated profit (loss)                                            -                   -
                                                          -----------------    ---------------
                                                                   -                 306
Less:  Billings to date                                            -                 470
                                                          -----------------    ---------------
Billings in excess of costs on uncompleted
     contracts                                             $       -           $    (164)
                                                          =================    ===============

Note 4.  Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):

                                                                             March 31,         December 31,
                                                                               2000               1999
                                                                               ----               ----
Land and improvements                                                      $   3,625           $   3,674
Buildings and improvements                                                    22,744              22,958
Machinery and equipment                                                       48,990              48,217
Construction in progress                                                       1,185               1,596
                                                                          ----------------    ---------------
                                                                              76,544              76,445
Less accumulated depreciation                                                (22,642)            (20,930)
                                                                          ----------------    ---------------
   Total                                                                   $  53,902           $  55,515
                                                                          ================    ===============

Note 5.  Intangibles

   Intangibles consist of the following (in thousands):

                                                                             March 31,         December 31,
                                                                               2000               1999
                                                                               ----               ----
Goodwill                                                                   $  89,408           $  91,607
Accumulated amortization                                                      (6,576)             (6,490)
                                                                          ----------------    ---------------
Goodwill - Net                                                                82,832              85,117
                                                                          ----------------    ---------------
Deferred finance costs                                                         2,821               2,821
Accumulated amortization                                                      (1,906)             (1,781)
                                                                          ----------------    ---------------
Deferred finance costs - Net                                                     915               1,040
                                                                          ----------------    ---------------
Total                                                                      $  83,747           $  86,157
                                                                          ================    ===============

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows:

                                                                  (In thousands)

Current assets                                                       $   10,508
Property, plant and equipment                                             7,175
Intangibles and other assets                                             27,849
Long-term debt assumed                                                     (740)
Liabilities assumed                                                     (10,908)
                                                                     -----------
   Total purchase price                                              $   33,884
                                                                     ===========

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

Portions of the Earn-Out Amount were paid to certain current directors and officers of the Company.

Note 8.  Treasury Stock

     At March 31, 2000 treasury stock consisted of 1,938,388 shares acquired, 684,600 of which were purchased at a cost of $4,608,000 during the three month period ending March 31, 2000. To date, 2,261,155 of the 2,500,000 shares authorized have been repurchased, with 322,767 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 9.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2000 was $1.6 million compared to a loss of $1.0 million in the corresponding period of 1999. Net income was adjusted by the change in the cumulative translation adjustment to arrive at comprehensive income.

Note 10.  Segments

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) requires companies to provide certain information about their operating segments.

The Company has aggregated its operating segments in accordance with SFAS 131. Due to the restructuring of the Company's operations, effective January 1, 2000, it is impracticable to obtain comparable data for prior year segment information.

The Company's products for the Protein Group Segment consist of complete systems which deliver feed and water, and provide a comfortable in-house climate for poultry and hogs, thereby creating an optimum growing environment for efficient production of meat and eggs. Protein Group Segment sales are primarily in the U.S. and Canada. The Grain Segment manufactures a wide variety of models of grain storage bins for on-farm and commercial grain storage. The Grain Segment also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. Grain Segment sales are primarily to customers in the U.S. and Canada. The International Segment manufactures and markets products similar to those of the Protein Group and Grain Segments. Sales in the International Segment, however, are generally to customers outside the U.S. and Canada. Inter-segment sales are recorded at standard cost plus five percent.

Management evaluates performance based upon operating earnings before interest and income taxes. The Company does not maintain for each of its operating segments separate stand-alone financial statements prepared in accordance with generally accepted accounting principles. In accordance with SFAS 131, the following table contains information related to each operating segment that is consistent with internal management reports.

For the Three Months
Ended
March 31, 2000

                           Protein
                            Group            Grain          International        Other           Total
                          ---------         ---------       --------------      -------         --------
External net sales        $  23,658        $  13,457          $  20,637       $     -          $  57,752
Inter-segment sales           2,420            3,594                711          (6,725)             -
Operating income              5,285            2,457              2,611          (5,518)           4,835
Total assets              $  35,558        $  44,650          $  64,778       $  62,526        $ 207,512

"Other" consists primarily of eliminations for Inter-segment sales and corporate-related assets. Additionally, "Other" includes the costs for shared services functions, such as Finance, Information Systems and Administration and for shared manufacturing cost centers for the Milford, Indiana, operations.


Note 11.  New Accounting Pronouncement

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

Note 12. Restructuring

A corporate restructuring program was announced in late September 1999. The Company eliminated approximately 12% of the positions in its Milford, Indiana, operations support, sales and administrative functions. The action resulted in a pre-tax charge of $0.9 million, of which $0.6 million was recorded in cost of sales and $0.3 million was charged against selling, general and administrative expenses. During the fourth quarter of 1999, an additional accrual of $0.2 million was recorded in selling, general and administrative expenses upon the elimination of positions in the Company's Milford, Indiana, and Brazilian sales and administrative functions. Payments made for restructuring expenses during the fourth quarter of 1999 were $0.4 million. Payments made for restructuring expenses during the first quarter of 2000 were $0.3 million. The $0.4 million balance at March 31, 2000, to be paid in future periods, is reported in accrued liabilities.

Item 2.

                    CTB International Corp. and Subsidiaries

                      Management's Discussion and Analysis

                of Financial Condition and Results of Operations

      For a full understanding of the Company's financial condition, results of operations, and cash flows, this commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited to the Company's Form 10-K for the fiscal year ended December 31, 1999.

Results of Operations

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

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

     Net sales decreased 3.6% to $57.8 million in the three months ended March 31, 2000 compared to $59.9 million in the corresponding period of 1999. The decline in sales is attributed to continued market softness in 2000 and to the completion of the poultry-building project in 1999, which contributed $3.4 million of revenue from buildings in the first quarter of 1999. These factors were offset somewhat by a successful early-order program for grain bins, improvement in some international markets, and strong poultry sector ventilation system sales in response to industry efforts to upgrade existing production facilities.

     Gross profit increased 15.9% to $16.1 million in the three months ended March 31, 2000 or 27.9% of net sales compared to $13.9 million in the corresponding period of 1999 or 23.2% of net sales. The gross profit margin increase of 4.7 percentage points was attributable to recent operational improvements in the first quarter of 2000 as well as the completion of the poultry-building project in 1999, which represented $3.4 million in buildings sales at essentially no margin and a one-time non-cash purchase accounting charge of $0.4 million in 1999 related to the Roxell N.V. acquisition.

     Selling, general and administrative expenses increased 4.3% or $0.4 million to $10.7 million in the three months ended March 31, 2000 from $10.3 million in the corresponding period of 1999. As a percent of net sales, selling, general and administrative expenses were 18.5% in the three months ended March 31, 2000 and 17.1% in the corresponding period of 1999. The dollar increase is primarily attributable to increased profit sharing resulting from record earnings which more than offset reductions through restructuring and cost savings efforts. The increase in selling, general and administrative costs as a percent of sales was due primarily to the factors noted above, which increased costs on an overall basis, and lower sales volumes.

     Amortization of goodwill remained at $0.6 million in the three months ended March 31, 2000 compared to the corresponding period for 1999.

     Operating income increased 60.3% or $1.8 million to $4.8 million in the three months ended March 31, 2000 compared to $3.0 million in the corresponding period of 1999. Operating income margins increased to 8.4% of net sales in the three months ended March 31, 2000 from 5.0% of net sales in the corresponding period of 1999. The improvement in operating income was a result of additional gross profit, which was somewhat offset by increased selling, general and administrative expenses. The increase in operating income margins is due to the improvement in gross profit margins offset somewhat by the increase in selling, general and administrative expenses as a percent of sales, as discussed above.

     Interest expense decreased to $1.2 million in the three months ended March 31, 2000 or 15.0% from $1.5 million in the corresponding period in 1999. The decrease is due primarily to lower average borrowings in 2000 offset somewhat by higher average interest rates.

    Other income/expense improved from expense of $1.0 million in 1999 to $0.2 million of income in 2000. The improvement is due primarily to the 1999 impact of a non-cash foreign exchange loss from U.S. dollar-denominated intercompany debt. This charge was primarily a result of the devaluation of the Brazilian currency versus the U.S. dollar in the three months ended March 31, 1999.

     Net income increased 583.3% or $1.9 million to $2.2 million in the three months ended March 31, 2000 from $0.3 million for the corresponding period of 1999. The increase was due to record first quarter operating income, lower interest expense, and elimination of foreign currency losses, as discussed above.

Financial Position

     Changes in the financial position of the Company from December 31, 1999 to March 31, 2000 were due primarily to operating activities.

     Total assets decreased from $207.6 million at December 31, 1999 to $207.5 million at March 31, 2000. Accounts receivable increased by $2.8 million from December 31, 1999 to March 31, 2000. Inventories increased by $1.5 million from December 31, 1999. Both accounts receivable and inventories increased due to seasonal increases in sales volume offset somewhat by improved management of these items. Net property, plant and equipment decreased $1.6 million from December 31, 1999 to March 31, 2000, primarily due to depreciation and foreign exchange changes offset somewhat by low capital outlays relative to depreciation charges.

   Total liabilities increased $3.0 million from $126.8 million at December 31, 1999 to $129.8 at March 31, 2000. Accounts payable and accrued liabilities remained flat at $30.6 million. Long-term debt increased $5.6 million from $77.1 million at December 31, 1999 to $82.6 million at March 31, 2000 due to borrowings incurred to finance revolver borrowings to support seasonal operational changes and the repurchase of treasury stock. Additionally, the Accrued Earn-Out was paid during the first quarter of 2000.

   Total shareholders' equity decreased $3.0 million due to treasury stock purchases and changes in cumulative translation adjustment partially offset by net income for the period.

Liquidity and Capital Resources

     As of March 31, 2000, the Company had $36.0 million of working capital, an increase of $6.2 million from working capital of $29.8 million as of December 31, 1999. Net cash used in operating activities for the three months ended March 31, 2000 was $1.7 million. Cash flows used in operations was primarily the result of increases in working capital offset by net income and non-cash depreciation and amortization. Cash flows provided from operations in 1999 was $4.0 million, primarily attributable to reductions in construction costs and estimated earnings in excess of billings.

     For the three months ended March 31, 2000, cash used in investing activities was $0.7 million, which was used primarily for acquisitions of assets. For the three months ended March 31, 1999, cash used in investing activities was $36.2 million, which was used primarily for acquisitions of assets and the acquisition of Roxell N.V.

     For the three months ended March 31, 2000, net cash provided from financing activities was $2.5 million. During this period there was a net $7.1 million increase in cash flows from revolver borrowing activity offset by a $4.6 million use of cash for treasury stock purchases. For the three months ended March 31, 1999, cash provided from financing activities was $35.5 million. During this period there was a net $37.2 million in cash flows from revolver activity offset by $1.7 million of cash used for treasury stock repurchases.

     The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

Seasonality

Sales of agricultural equipment are seasonal, with poultry, swine and egg producers purchasing equipment during prime construction periods in the late spring and summer and farmers traditionally purchasing grain storage bins in late summer and fall in conjunction with the harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters as distributors and dealers increase inventory in anticipation of seasonal demand.

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


(In thousands, except per share amounts)                                Three Months Ended
------------------------------------------------------------------------------------------------------------------
                                         March 31,     March 31,     June 30,     September 30,    December 31,
                                           2000          1999          1999           1999             1999
                                           ----          ----          ----           ----             ----
Sales                                   $  57,752     $  59,905     $  76,260      $  84,088        $  52,350
Gross profit                               16,132        13,918        20,438         22,502           13,211
     Gross margin                           27.9%         23.2%         26.8%          26.8%            25.2%
Operating income                        $   4,835     $   3,016     $   8,110      $  10,533        $   3,566
     Operating income margin                 8.4%          5.0%         10.6%          12.5%             6.8%
Net income                              $   2,248     $     329     $   3,802      $   4,883        $   1,202
Basic earnings per share                $    0.20     $    0.03     $    0.32      $    0.41        $    0.10
Basic weighted average common
   shares outstanding                      11,263        12,106        12,022         12,022           11,998
Diluted earnings per share              $    0.20     $    0.03     $    0.31      $    0.40        $    0.10
Diluted weighted average common
     shares outstanding                    11,479        12,330        12,277         12,282           12,206

Year 2000 Compliance

 The Company is not aware of any significant disruption in its business as a result of the Year 2000 issue. The Company incurred approximately $300,000 of cost in implementing its Year 2000 readiness plan.

 Forward Looking Statements

     Certain statements contained herein including, without limitation, those regarding (i) ability to support future working capital needs, (ii) seasonality of the Company's business and (iii) market risk associated with changes in interest and foreign exchange rates, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties regarding the Company's business and operations and the agriculture industry, actual results may differ materially from those expressed or implied by such forward-looking statements. Please refer to the Company's Securities and Exchange Commission filings, including, but not limited to, the Company's Form 10-K filing, where specific risk factors that could cause actual results to differ materially from the forward-looking statements made in this document are identified.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at March 31, 2000 is $29.1 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of March 31, 2000, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.3 million.

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

     The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $40,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar. Currently there is effectively no exposure due to depreciation of the Euro and its fixed legacy currencies arising from multiple intercompany loans among the Company and its European subsidiaries. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the financial statements


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 5, 2000, the following proposals were adopted by the margins indicated.

         1.       To elect a Board of Directors for a term of one (1) year.

                                                                 Number of Shares
                                                     -----------------------------------------
                                                         For           Percent (of votes cast)
                                                     ----------        -----------------------
                  Gerard van Rooijen                 10,361,722               99.727
                  Caryl M. Chocola                   10,365,514               99.763
                  J. Christopher Chocola             10,362,969               99.739
                  Michael G. Fisch                   10,365,441               99.762
                  Larry D. Greene                    10,364,141               99.750
                  Frank S. Hermance                  10,365,441               99.762
                  David L. Horing                    10,365,441               99.762
                  Charles D. Klein                   10,365,241               99.760
                  Victor A. Mancinelli               10,351,387               99.627

         2. To ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2000.

                  For                  10,269,060
                  Against                  54,328
                  Abstain                  66,741


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

             10.17  Representations and  Warranties of Sellers, filed as Exhibit
                    99.3 to the Company's February 10, 1999 Form 8-K filing.

             10.18 Amendment No. 3 dated as of November 19, 1998 to Credit Agreement dated as of August 15, 1997.

             10.19  1999 CTB International Corp. Stock Incentive Plan.

             11.    Computation of Earnings Per Share.

             27.    Financial Data Schedule.

b)       Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CTB International Corp.

Dated:  May 15, 2000                  By  /s/  Don J. Steinhilber
                                      ------------------------------
                                               Don J. Steinhilber
                                      Vice President and Chief Financial Officer