Form 10-Q
period 2000-06-30
CTB INTERNATIONAL CORP
filed 2000-08-15
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-Q

         [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At June 30, 2000, approximately 10,937,384 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page

Part I

         Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 2000 and
                  December 31, 1999                                                                 1

                  Condensed Consolidated Income Statements for the Three Months
                  and Six Months Ended June 30, 2000 and 1999                                       2

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2000 and 1999                                               3

                  Notes to Condensed Consolidated Financial Statements                              4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       13


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

Signature                                                                                        II-2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CTB International Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets
                          (In thousands, except share and per share amounts)
                                             (Unaudited)

                                                                         June 30,        December 31,
                                                                           2000              1999
                                                                      --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $       1,563     $       2,439
   Accounts receivable - Net                                                 35,179            29,787
   Inventories                                                               32,797            29,695
   Deferred income taxes                                                        902               900
   Prepaid expenses and other current assets                                  3,087             2,811
                                                                      --------------    --------------
      Total current assets                                                   73,528            65,632

PROPERTY, PLANT AND EQUIPMENT - Net                                          52,723            55,515
INTANGIBLES - Net                                                            82,944            86,157
OTHER ASSETS                                                                    254               258
                                                                      --------------    --------------
   TOTAL ASSETS                                                       $     209,449     $     207,562
                                                                      ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $      16,748     $      13,564
   Current portion of long-term debt                                            621               795
   Accrued Earn-Out                                                               -             1,809
   Accrued liabilities                                                       22,762            17,076
   Deferred revenue                                                           1,622             2,618
                                                                      --------------    --------------
      Total current liabilities                                              41,753            35,862

LONG-TERM DEBT                                                               72,634            77,060
DEFERRED INCOME TAXES                                                         9,139             9,449
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                                 4,308             4,437
COMMITMENTS AND CONTINGENCIES (See Note 7)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized;
      12,924,990 shares issued                                                  129               129
   Preferred stock - 6% cumulative, $.01 par value; 4,000,000
      shares authorized; 0 shares issued and outstanding                          -                 -
   Additional paid-in capital                                                76,562            76,818
   Treasury stock, at cost;  2000-1,987,606 shares,
      1999-1,257,113 shares                                                 (14,094)           (9,251)
   Reduction for carryover of predecessor cost basis                        (26,964)          (26,964)
   Accumulated other comprehensive income:
      Foreign currency translation adjustment                                (2,484)           (1,791)
   Retained earnings                                                         48,466            41,813
                                                                      --------------    --------------
         Total shareholders' equity                                          81,615            80,754
                                                                      --------------    --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     209,449     $     207,562
                                                                      ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                    Condensed Consolidated Income Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    For the Three Months Ended                 For the Six Months Ended
                                                             June 30,                                  June 30,
                                                ------------------------------------    ------------------------------------
                                                      2000                 1999              2000                  1999
                                                --------------        --------------    --------------        --------------
NET SALES                                       $      74,294         $      76,260     $     132,045         $     136,165
COST OF SALES                                          54,181                55,822            95,801               101,809
                                                --------------        --------------    --------------        --------------
     Gross profit                                      20,113                20,438            36,244                34,356

OTHER OPERATING EXPENSE:
     Selling, general, and                             10,756                11,697            21,448                21,952
         administrative expenses
     Amortization of goodwill                             596                   631             1,201                 1,278
                                                --------------        --------------    --------------        --------------
  Operating income                                      8,761                 8,110            13,595                11,126

INTEREST EXPENSE - Net                                 (1,219)               (1,819)           (2,461)               (3,279)
OTHER INCOME (EXPENSE) - Net                             (198)                   10               (44)               (1,003)
                                                --------------        --------------    --------------        --------------
INCOME BEFORE INCOME TAXES                              7,344                 6,301            11,090                 6,844

INCOME TAXES                                            2,938                 2,499             4,436                 2,713
                                                --------------        --------------    --------------        --------------
NET INCOME                                      $       4,406         $       3,802     $       6,654         $       4,131
                                                ==============        ==============    ==============        ==============

EARNINGS PER SHARE:
     Basic:        Earnings per share           $        0.40         $        0.32     $        0.60         $        0.34
                                                ==============        ==============    ==============        ==============
                   Weighted average shares             10,970                12,022            11,117                12,064
                                                ==============        ==============    ==============        ==============
     Diluted:      Earnings per share           $        0.39         $        0.31     $        0.59         $        0.34
                                                ==============        ==============    ==============        ==============
                   Weighted average shares             11,182                12,277            11,330                12,303
                                                ==============        ==============    ==============        ==============

    See accompanying notes to condensed consolidated financial statements.

                                 CTB International Corp. and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                              (In thousands)
                                               (Unaudited)

                                                                              For the Six Months Ended
                                                                                       June 30,
                                                                           --------------------------------
                                                                                2000              1999
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $       6,654     $       4,131
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                               3,739             3,513
        Amortization                                                               1,441             1,508
        Foreign exchange loss                                                         61                 -
        Equity in joint venture                                                       (9)              (10)
        Loss on sale of assets                                                        42                 -
        Changes in operating assets and liabilities:
           Accounts receivable                                                    (4,135)           (4,589)
           Construction costs and estimated earnings in excess of billings             -             4,913
           Inventories                                                            (3,396)           (2,489)
           Prepaid expenses and other assets                                      (1,777)              236
           Accounts payable, accruals and other liabilities                        6,781              (833)
                                                                           --------------    --------------
              Net cash flows from operating activities                             9,401             6,380
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                                 (1,584)           (5,214)
     Acquisitions, net of cash acquired                                                -           (33,884)
     Proceeds from sale of assets                                                    120                10
                                                                           --------------    --------------
              Net cash flows from investing activities                            (1,464)          (39,088)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                   (5,129)           (1,684)
     Stock option exercise                                                            30                 -
     Proceeds from long-term debt                                                143,618           212,255
     Payments on long-term debt                                                 (146,535)         (173,704)
                                                                           --------------    --------------
              Net cash flows from financing activities                            (8,016)           36,867
                                                                           --------------    --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (79)            4,159

NET EFFECT OF TRANSLATION ADJUSTMENT                                                (797)             (154)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,439               608
                                                                           --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $       1,563     $       4,613
                                                                           ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1999 which includes the Company's annual audited financial statements.

Note 2. Inventories

   Inventories consist of the following (in thousands):

                                                              June 30,          December 31,
                                                                2000                1999
                                                           ---------------     ---------------
Raw material                                               $        8,097      $        7,937
Work in process                                                     2,265               2,025
Finished goods                                                     22,435              19,733
                                                           ---------------     ---------------
                                                                   32,797              29,695
LIFO valuation allowance                                                -                   -
                                                           ---------------     ---------------
   Total                                                       $   32,797          $   29,695
                                                           ===============     ===============

Note 3.  Contracts In Process

   Construction contracts in process consist of the following (in thousands):

                                                              June 30,          December 31,
                                                                2000                1999
                                                          -----------------    ---------------
Costs incurred on uncompleted contracts                   $              -     $          306
Estimated profit (loss)                                                  -                  -
                                                          -----------------    ---------------
                                                                         -                306
Less:  Billings to date                                                  -                470
                                                          -----------------    ---------------
Billings in excess of costs on uncompleted
     contracts                                            $              -     $         (164)
                                                          =================    ===============

   Billings in excess of costs on uncompleted contracts are reported in other accrued liabilities.

Note 4.  Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):

                                                              June 30,          December 31,
                                                                2000                1999
                                                          ----------------    ---------------
Land and improvements                                     $         3,502     $        3,674
Buildings and improvements                                         22,753             22,958
Machinery and equipment                                            49,447             48,217
Construction in progress                                            1,368              1,596
                                                          ----------------    ---------------
                                                                   77,070             76,445
Less accumulated depreciation                                     (24,347)           (20,930)
                                                          ----------------    ---------------
   Total                                                  $        52,723     $       55,515
                                                          ================    ===============

Note 5.  Intangibles

   Intangibles consist of the following (in thousands):

                                                              June 30,          December 31,
                                                                2000                1999
                                                          ----------------    ---------------
Goodwill                                                  $        89,339     $       91,607
Accumulated amortization                                           (7,186)            (6,490)
                                                          ----------------    ---------------
Goodwill - Net                                                     82,153             85,117
                                                          ----------------    ---------------
Deferred finance costs                                              2,821              2,821
Accumulated amortization                                           (2,030)            (1,781)
                                                          ----------------    ---------------
Deferred finance costs - Net                                          791              1,040
                                                          ----------------    ---------------
Total                                                     $        82,944     $       86,157
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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows:

                                                           (In thousands)
                                                          ----------------
Current assets                                            $        10,508
Property, plant and equipment                                       7,175
Intangibles and other assets                                       27,849
Long-term debt assumed                                               (740)
Liabilities assumed                                               (10,908)
                                                          ----------------
   Total purchase price                                   $        33,884
                                                          ================

Note 7.  Commitments and Contingencies

   There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. While the Company is unable to predict with certainty the outcome of current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of any of these proceedings will have a material adverse effect on its financial statements.

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

Note 8.  Treasury Stock

   At June 30, 2000, treasury stock consisted of 1,988,000 shares acquired, 767,000 of which were purchased at a cost of $5,129,000 during the six month period ending June 30, 2000. To date, 2,332,000 of the 2,500,000 shares authorized have been repurchased, with 345,000 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method, and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 9.  Comprehensive Income

   Comprehensive income for the three and six months ended June 30, 2000 was $4.4 and $6.0 million compared to $3.1 and $2.2 million in the corresponding periods of 1999. Net income was adjusted by the change in the cumulative translation adjustment to arrive at comprehensive income.

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

The Company's products for the Protein Group Segment consist of systems which deliver feed and water, and provide a comfortable climate for poultry and hogs, thereby creating an optimum growing environment for efficient production of meat and eggs. Protein Group Segment sales are primarily in the U.S. and Canada. The Grain Segment manufactures a wide variety of models of grain storage bins for on-farm and commercial grain storage. The Grain Segment also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. Grain Segment sales are primarily to customers in the U.S. and Canada. The International Segment manufactures and markets products similar to those of the Protein Group and Grain Segments. Sales in the International Segment, however, are generally to customers outside the U.S. and Canada. Inter-segment sales are recorded at standard cost plus five percent.

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

For the Three Months Ended June 30, 2000

 Segment                            Protein Group           Grain        International         Other         Consolidated
                                    -------------         ---------      -------------       ---------       ------------
 Sales to third parties              $    25,676          $ 27,817       $     20,801         $     -        $    74,294
 Inter-segment sales                       3,799             2,901                 93          (6,793)                 -
 Operating profit                          5,562             6,611              2,323          (5,735)             8,761

For the Six Months Ended June 30, 2000

 Segment                            Protein Group           Grain        International         Other         Consolidated
                                    -------------         ---------      -------------       ---------       ------------
 Sales to third parties             $     49,333          $ 41,274       $     41,438        $      -        $   132,045
 Inter-segment sales                       6,219             6,495                804         (13,518)                 -
 Operating profit                         10,846             9,068              4,934         (11,253)            13,595
 Total assets                             34,683            49,401             65,767          59,598            209,449


"Other" consists primarily of eliminations for inter-segment sales and corporate-related assets. Additionally, "Other" includes the costs for shared services functions, such as Finance, Information Systems and Administration and for shared manufacturing cost centers for the Milford, Indiana, operations.

Note 11.  New Accounting Pronouncement

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" (SFAS 138). The statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. These statements are effective for the Company's fiscal year beginning 2001. The Company is evaluating SFAS 133 and SFAS 138 to determine their impact on the consolidated financial statements.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company believes that its revenue recognition practices are in compliance with SAB 101.

Note 12. Restructuring

   A corporate restructuring program was announced in late September 1999. The Company eliminated approximately 12% of the positions in its Milford, Indiana, operations support, sales and administrative functions. The action resulted in a pre-tax charge of $0.9 million, of which $0.6 million was recorded in cost of sales and $0.3 million was charged against selling, general and administrative expenses. During the fourth quarter of 1999, an additional accrual of $0.2 million was recorded in selling, general and administrative expenses upon the elimination of positions in the Company's Milford, Indiana, and Brazilian sales and administrative functions. Payments made for restructuring expenses during the fourth quarter of 1999 were $0.4 million. Payments made for restructuring expenses during the first and second quarters of 2000 were $0.3 million and $0.2 million, respectively. The $0.2 million balance at June 30, 2000, to be paid in future periods, is reported in accrued liabilities.

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

Results of Operations

      CTB International Corp. ("CTB" or the "Company") is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry meat, pork and eggs. It serves the poultry, hog, egg production and grain industries. The Company believes that it is the largest global supplier of poultry production systems and grain storage bins and one of the largest global providers of hog and egg production systems.

      CTB operates from facilities in the U.S.A., Europe and Latin America as well as through a worldwide distribution network. It markets its agricultural products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names.

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

     Net sales decreased 2.6% to $74.3 million in the three months ended June 30, 2000 compared to $76.3 million in the corresponding period of 1999. The decline in sales is attributed to a combination of market softness and currency weakness in western Europe and to the completion of the poultry-building sales in 1999, which contributed $1.6 million of revenue from building sales in the second quarter of 1999. These factors were offset somewhat by continued strength in the Grain Segment.

     Gross profit decreased 1.6% to $20.1 million in the three months ended June 30, 2000 or 27.1% of net sales compared to $20.4 million in the corresponding period of 1999 or 26.8% of net sales. The gross profit margin increase was attributable to continuing operational improvements, as well as the completion of the poultry-building sales in 1999, which represented $1.6 million in building sales at essentially no margin, offset somewhat by an accrued warranty charge estimated at $0.6 million for repairs expected to be made over the next three years.

     Selling, general and administrative expenses decreased 8.0% or $0.9 million to $10.8 million in the three months ended June 30, 2000 from $11.7 million in the corresponding period of 1999. As a percent of net sales, selling, general and administrative expenses were 14.5% in the three months ended June 30, 2000 and 15.3% in the corresponding period of 1999. The dollar decrease is primarily attributable to reductions through restructuring and cost savings efforts offset somewhat by increased profit sharing costs resulting from improved earnings. The decrease in selling, general and administrative costs as a percent of sales was due primarily to the factors noted above offset somewhat by lower sales volumes.

     Amortization of goodwill remained at $0.6 million in the three months ended June 30, 2000 compared to the corresponding period for 1999.

     Operating income increased 8.0% or $0.7 million to $8.8 million in the three months ended June 30, 2000 compared to $8.1 million in the corresponding period of 1999. Operating income margins increased to 11.8% of net sales in the three months ended June 30, 2000 from 10.6% of net sales in the corresponding period of 1999. The improvement in operating income was a result of improved gross profit margins and a decrease in selling, general and administrative expenses offset somewhat by a decline in gross profit dollars from lower sales volumes. The increase in operating income margins is due to the improvement in gross profit margins and to a decrease in selling, general and administrative expenses as a percent of sales, as discussed above.

     Interest expense decreased to $1.2 million in the three months ended June 30, 2000 compared to $1.8 million in the corresponding period for 1999. Lower interest expense resulted from lower average borrowings offset slightly by higher average interest rates.

    Other income/expense increased to an expense of $0.2 million in the three months ended June 30, 2000. The change is due primarily to the 2000 impact of non-cash foreign exchange losses from U.S. dollar-denominated intercompany balances.

     Net income increased 15.9% or $0.6 million to $4.4 million in the three months ended June 30, 2000 from $3.8 million for the corresponding period of 1999. The increase was due to improved operating income and lower interest expense, offset somewhat by foreign currency losses, as discussed above.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

     Net sales decreased 3.0% to $132.0 million in the six months ended June 30, 2000 compared to $136.2 million in the corresponding period of 1999. The decline in sales is attributed to a combination of continued market softness and currency weakness in western Europe in 2000, and to the completion of the poultry-building sales in 1999, which contributed $5.0 million of revenue from buildings in the first and second quarters of 1999. These factors were offset somewhat by strong Grain Segment sales.

     Gross profit increased 5.5% to $36.2 million in the six months ended June 30, 2000 or 27.4% of net sales compared to $34.4 million in the corresponding period of 1999 or 25.2% of net sales. The gross profit margin increase of 2.2 percentage points was attributable to operational improvements in the first half of 2000 as well as to the completion of the poultry-building sales in 1999, which represented $5.0 million in buildings sales at essentially no margin and a one-time non-cash purchase accounting charge of $0.4 million in 1999 related to the Roxell N.V. acquisition.

     Selling, general and administrative expenses decreased 2.3% or $0.5 million to $21.4 million in the six months ended June 30, 2000 from $22.0 million in the corresponding period of 1999. As a percent of net sales, selling, general and administrative expenses were 16.2% in the six months ended June 30, 2000 and 16.1% in the corresponding period of 1999. The dollar decrease is primarily attributable to reductions through restructuring and cost savings efforts offset somewhat by increased profit sharing costs resulting from improved earnings. The slight increase in selling, general and administrative costs as a percent of sales was due primarily to lower sales volumes.

     Amortization of goodwill decreased to $1.2 million in the six months ended June 30, 2000 or 6.0% from $1.3 million in the corresponding period for 1999.

     Operating income increased 22.2% or $2.5 million to $13.6 million in the six months ended June 30, 2000 compared to $11.1 million in the corresponding period of 1999. Operating income margins increased to 10.3% of net sales in the six months ended June 30, 2000 from 8.2% of net sales in the corresponding period of 1999. The improvement in operating income was a result of additional gross profit, and decreased selling, general and administrative expenses. The increase in operating income margins is due to the improvement in gross profit margins offset somewhat by the slight increase in selling, general and administrative expenses as a percent of sales, as discussed above.

     Interest expense decreased to $2.5 million in the six months ended June 30, 2000 or 24.9% from $3.3 million in the corresponding period in 1999. The decrease is due primarily to lower average borrowings in 2000 offset somewhat by higher average interest rates.

Other income/expense improved by $1.0 million from 1999. The improvement is due primarily to the 1999 impact of a non-cash foreign exchange loss from U.S. dollar-denominated intercompany debt. This charge was primarily a result of the devaluation of the Brazilian currency versus the U.S. dollar.

     Net income increased 61.1% or $2.5 million to $6.7 million in the six months ended June 30, 2000 from $4.1 million for the corresponding period of 1999. The increase was due to record first quarter operating income and near record second quarter operating income, lower interest expense, and reduction of foreign currency losses, as discussed above.

Financial Position

     Changes in the financial position of the Company from December 31, 1999 to June 30, 2000 were due primarily to operating activities.

     Total assets increased from $207.6 million at December 31, 1999 to $209.4 million at June 30, 2000. Accounts receivable increased by $5.4 million from December 31, 1999 to June 30, 2000. Inventories increased by $3.1 million from December 31, 1999. Both accounts receivable and inventories increased due to seasonal increases in sales volume offset somewhat by improved management of these items and net changes in foreign exchange rates. Net property, plant and equipment decreased $2.8 million from December 31, 1999 to June 30, 2000, primarily due to depreciation and foreign exchange changes offset somewhat by low capital outlays, relative to depreciation charges.

   Total liabilities increased $1.0 million from $126.8 million at December 31, 1999 to $127.8 at June 30, 2000. Accounts payable and accrued liabilities increased to $39.5 million from $30.6 million at December 31, 1999, primarily from seasonal increases in volume and higher profit sharing. Long-term debt decreased $4.4 million from $77.1 million at December 31, 1999 to $72.6 million at June 30, 2000 due to payments for reduction of debt and a favorable cumulative translation on foreign debt, offset by borrowing to fund the purchase of treasury stock. Additionally, the Accrued Earn-Out was paid during the first quarter of 2000.

   Total shareholders' equity increased $0.9 million due to the increase of net income, offset somewhat by treasury stock purchases and changes in cumulative translation adjustment.

Liquidity and Capital Resources

     As of June 30, 2000, the Company had $31.8 million of working capital, an increase of $2.0 million from working capital of $29.8 million as of December 31, 1999. Net cash provided from operating activities for the six months ended June 30, 2000 was $9.4 million. Cash flows provided from operations were primarily the result of increases in accounts payable, accruals and other liabilities, net income and non-cash depreciation, offset by seasonal increases in accounts receivable and inventories. Cash flows provided from operations in 1999 were $6.4 million, primarily provided by operating activities, offset somewhat by working capital changes.

     For the six months ended June 30, 2000, cash used in investing activities was $1.5 million, which was used primarily for acquisition of property, plant and equipment. For the six months ended June 30, 1999, cash used in investing activities was $39.1 million, which was used primarily for the acquisition of Roxell N.V. and acquisition of property, plant and equipment.

     For the six months ended June 30, 2000, net cash used in financing activities was $8.0 million. During this period there was a net $2.9 million decrease in cash flows from revolver borrowing activity and $5.1 million use of cash for treasury stock purchases. For the six months ended June 30, 1999, cash provided from financing activities was $36.9 million. During this period there was a net $38.6 million increase in cash flows from revolver activity offset by $1.7 million of cash used for treasury stock purchases.

     The Company believes that existing cash, cash flows from operations, and available borrowings will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

(In thousands, except per share amounts)                                 Three Months Ended
--------------------------------------------------------------------------------------------------------------------
                                         June 30,        June 30,      September 30,    December 31,     March 31,
                                           2000           1999             1999            1999            2000
                                      --------------- --------------- --------------- --------------- ---------------
Sales                                 $       74,294  $       76,260  $       84,088  $       52,350  $       57,752
Gross profit                                  20,113          20,438          22,502          13,211          16,132
     Gross margin                              27.1%           26.8%           26.8%           25.2%           27.9%
Operating income                      $        8,761  $        8,110  $       10,533  $        3,566  $        4,835
     Operating income margin                   11.8%           10.6%           12.5%            6.8%            8.4%
Net income                            $        4,406  $        3,802  $        4,883  $        1,202  $        2,248
Basic earnings per share              $         0.40  $         0.32  $         0.41  $         0.10  $         0.20
Basic weighted average common
   shares outstanding                         10,970          12,022          12,022          11,998          11,263
Diluted earnings per share            $         0.39  $         0.31  $         0.40  $         0.10  $         0.20
Diluted weighted average common
     Shares outstanding                       11,182          12,277          12,282          12,206          11,479

 Forward-Looking Statements

     Certain statements contained herein including, without limitation, those regarding (i) estimate of warranty costs and related repair period, (ii) ability to support future working capital, capital expenditures and debt service requirements, (iii) seasonality of the Company's business and (iv) market risk associated with changes in interest and foreign exchange rates, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties regarding the Company's business and operations and the agriculture industry, actual results may differ materially from those expressed or implied by such forward-looking statements. Please refer to the Company's Securities and Exchange Commission filings, including, but not limited to, the Company's Form 10-K filing, where specific risk factors that could cause actual results to differ materially from the forward-looking statements made in this document are identified.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at June 30, 2000 is $21.6 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of June 30, 2000, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.2 million.

     The Company utilizes foreign exchange contracts to minimize its exposure to currency risk for the payment of its interest obligations on non-U.S. dollar denominated debt. Foreign currency payments are received periodically from its foreign subsidiaries to permit repayment of non-U.S. dollar denominated debt owed by the parent company. Upon receipt, forward contracts may be purchased as a hedge against exchange rate fluctuations that may occur between the receipt date and the interest payment due date.

     The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans and other intercompany transactions. The Company's exposure related to such transactions is not material to cash flows. However, exposure to the Company's financial position and results of operations related to such transactions is anticipated to be an adverse impact of approximately $10,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and approximately $30,000, net of tax for every 10% appreciation of the Euro and its legacy currencies arising from multiple intercompany transactions among the Company and its European subsidiaries. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

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

             10.2 Asset Purchase Agreement, dated as of March 31, 1997, by and between Butler Manufacturing Company and CTB, Inc. filed as
                    Exhibit 10.2 to the Company Registration Statement and incorporated herein by reference.

             10.3 Share Purchase Agreement, dated as of May 1, 1997, by and among Chore-Time Brock Holding B.V. and Halder Investments III B.V., Halder Investment III C.V., Stichting Fondshebeer Fincon, Beldor B.V., V. Berger, A. Faber, J. Paquet, J.H.M. Cremers and H.W. Gootzen and Fancom Holding B.V. filed as
                    Exhibit 10.3 to the Company Registration Statement and incorporated herein by reference.

             10.4 Asset Purchase Agreement, dated as of May 29, 1997, by and between CTB, Inc., and Royal Crown Limited filed as Exhibit
                    10.4 to the Company Registration Statement and incorporated herein by reference.

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

             10.12 Management Consulting Agreement, dated as of January 4, 1996, by and among CTB, Inc. and American Securities Capital Partners, L.P. filed as Exhibit 10.12 to the Company Registration Statement and incorporated herein by reference.

             10.13 Agreement for Partial Release of Escrowed Funds, dated as of March 1, 1997, by and among CTB, Inc. and each of the shareholders party thereto filed as Exhibit 10.13 to the Company Registration Statement and incorporated herein by reference.

             10.14 Transaction Consulting Agreement, dated as of April 30, 1997, by and among the Company and American Securities Capital Partners, L.P. filed as Exhibit 10.14 to the Company Registration Statement and incorporated herein by reference.

             10.15 Transaction Consulting Agreement, dated as of April 30, 1997, by and among CTB, Inc., and American Securities Capital Partners, L.P. filed as Exhibit 10.15 to the Company Registration Statement and incorporated herein by reference.

             10.16 Acquisition Agreement of all shares of Roxell N.V., dated November 30, 1998, filed as Exhibit 99.2 to the Company's February 10, 1999 Form 8-K filing and incorporated herein by reference.

             10.17  Representations  and Warranties of Sellers, filed as Exhibit
                    99.3 to the Company's February 10, 1999 Form 8-K filing and incorporated herein by reference.

             10.18  Amendment  No. 3  dated  as  of  November 19, 1998 to Credit
                    Agreement dated as of August 15, 1997 and incorporated herein by reference.

             10.19 1999 CTB International Corp. Stock Incentive Plan and incorporated herein by reference.

             11.    Computation of Earnings Per Share.

             22. Plan of merger and reincorporation on Definitive 14C dated November 12, 1999 incorporated herein by reference.

             27.    Financial Data Schedule.

b)       Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CTB International Corp.

Dated:  August 15, 2000      By  /s/  Don J. Steinhilber
                                 ----------------------------
                                      Don J. Steinhilber
                                      Vice President and Chief Financial Officer