Form 10-Q
period 2000-09-30
CTB INTERNATIONAL CORP
filed 2000-10-26
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At September 30, 2000, approximately 10,904,360 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page
Part I
         Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at September 30, 2000 and
                  December 31, 1999                                                                1

                  Condensed Consolidated Income Statements for the Three Months
                  and Nine Months Ended September 30, 2000 and 1999                                2

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2000 and 1999                                         3

                  Notes to Condensed Consolidated Financial Statements                             4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      13


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

Signature                                                                                       II-2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CTB International Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets
                          (In thousands, except share and per share amounts)
                                             (Unaudited)

                                                                        September 30,      December 31,
                                                                            2000              1999
                                                                       --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $       1,808     $       2,439
   Accounts receivable - Net                                                  38,104            29,787
   Inventories                                                                28,250            29,695
   Deferred income taxes                                                         945               900
   Prepaid expenses and other current assets                                   3,105             2,811
                                                                       --------------    --------------
      Total current assets                                                    72,212            65,632

PROPERTY, PLANT AND EQUIPMENT - Net                                           50,943            55,515
INTANGIBLES - Net                                                             80,213            86,157
OTHER ASSETS                                                                     250               258
                                                                       --------------    --------------
   TOTAL ASSETS                                                        $     203,618     $     207,562
                                                                       ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $      14,754     $      13,564
   Current portion of long-term debt                                             556               795
   Accrued Earn-Out                                                                -             1,809
   Accrued liabilities                                                        26,036            17,076
   Deferred revenue                                                            1,450             2,618
                                                                       --------------    --------------
      Total current liabilities                                               42,796            35,862

LONG-TERM DEBT                                                                60,430            77,060
DEFERRED INCOME TAXES                                                          9,075             9,449
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                                  4,452             4,437
COMMITMENTS AND CONTINGENCIES (See Note 7)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized;
      12,924,990 shares issued                                                   129               129
   Preferred stock - 6% cumulative, $.01 par value; 4,000,000
      shares authorized; 0 shares issued and outstanding                           -                 -
   Additional paid-in capital                                                 76,562            76,818
   Treasury stock, at cost;  2000 - 2,020,630 shares, 1999-1,257,113
      shares                                                                 (14,339)           (9,251)
   Reduction for carryover of predecessor cost basis                         (26,964)          (26,964)
   Accumulated other comprehensive (loss):
      Foreign currency translation adjustment                                 (3,464)           (1,791)
   Retained earnings                                                          54,941            41,813
                                                                       --------------    --------------
      Total shareholders' equity                                              86,865            80,754
                                                                       --------------    --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     203,618           207,562
                                                                       ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                    Condensed Consolidated Income Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    For the Three Months Ended                For the Nine Months Ended
                                                           September 30,                            September 30,
                                                ------------------------------------    ---------------------------------------
                                                       2000                1999                 2000                1999
                                                -----------------   ----------------    ------------------   ------------------

NET SALES                                       $         81,551    $        84,088     $         213,596    $         220,253
COST OF SALES                                             57,760             61,586               153,560              163,395
                                                -----------------   ----------------    ------------------   ------------------
     Gross profit                                         23,791             22,502                60,036               56,858

OTHER OPERATING EXPENSE:
     Selling, general, and                                11,454             11,329                32,902               33,281
         administrative expenses
     Amortization of goodwill                                590                640                 1,791                1,918
                                                -----------------   ----------------    ------------------   ------------------
  Operating income                                        11,747             10,533                25,343               21,659

INTEREST EXPENSE - Net                                    (1,059)            (1,596)               (3,520)              (4,875)
OTHER INCOME (EXPENSE) - Net                                 105               (831)                   60               (1,834)
                                                -----------------   ----------------    ------------------   ------------------
INCOME BEFORE INCOME TAXES                                10,793              8,106                21,883               14,950

INCOME TAXES                                               4,318              3,223                 8,754                5,936
                                                -----------------   ----------------    ------------------   ------------------
NET INCOME                                      $          6,475    $         4,883     $          13,129    $           9,014
                                                =================   ================    ==================   ==================

EARNINGS PER SHARE:
     Basic:        Earnings per share           $           0.59    $          0.41     $            1.19    $            0.75
                                                =================   ================    ==================   ==================
                   Weighted average shares                10,930             12,022                11,054               12,050
                                                =================   ================    ==================   ==================
     Diluted:      Earnings per share           $           0.58    $          0.40     $            1.17    $            0.73
                                                =================   ================    ==================   ==================
                   Weighted average shares                11,139             12,282                11,266               12,296
                                                =================   ================    ==================   ==================

    See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                           --------------------------------
                                                                               2000                1999
                                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $    13,129         $     9,014
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                             5,734               5,509
        Amortization                                                             2,165               2,241
        Foreign exchange loss                                                      244                   -
        Equity in joint venture                                                     (6)                (10)
        Loss on sale of assets                                                      40                   -
        Changes in operating assets and liabilities:
           Accounts receivable                                                  (9,946)              3,694
           Construction costs and estimated earnings in excess of billings           -               5,036
           Inventories                                                             683               2,741
           Prepaid expenses and other assets                                       465                 416
           Accounts payable, accruals and other liabilities                      8,651              (2,765)
                                                                           ------------        ------------
              Net cash flows from operating activities                          21,159              25,876
                                                                           ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                               (2,492)             (5,903)
     Acquisitions, net of cash acquired                                              -             (33,884)
     Proceeds from sale of assets                                                  126                  26
                                                                           ------------        ------------
              Net cash flows from investing activities                          (2,366)            (39,761)
                                                                           ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                 (5,374)             (1,684)
     Stock option exercise                                                          30                   -
     Proceeds from long-term debt                                              196,022             300,696
     Payments on long-term debt                                               (208,970)           (280,474)
                                                                           ------------        ------------
              Net cash flows from financing activities                         (18,292)             18,538
                                                                           ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          501               4,653

NET EFFECT OF TRANSLATION ADJUSTMENT                                            (1,132)                404

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,439                 608
                                                                           ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     1,808         $     5,665
                                                                           ============        ============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 1999 which includes the Company's annual audited financial statements.

Note 2. Inventories

   Inventories consist of the following (in thousands):

                                                           September 30,         December 31,
                                                                2000                 1999
                                                           -------------        -------------
Raw material                                               $      8,159         $      7,937
Work in process                                                   1,970                2,025
Finished goods                                                   18,121               19,733
                                                           -------------        -------------
                                                                 28,250               29,695
LIFO valuation allowance                                              -                    -
                                                           -------------        -------------
   Total                                                   $     28,250         $     29,695
                                                           =============        =============

Note 3.  Contracts In Process

   Construction contracts in process consist of the following (in thousands):

                                                           September 30,         December 31,
                                                                2000                 1999
                                                           -------------        -------------
Costs incurred on uncompleted contracts                    $          -         $        306
Estimated profit (loss)                                               -                    -
                                                           -------------        -------------
                                                                      -                  306
Less:  Billings to date                                               -                  470
                                                           -------------        -------------
Billings in excess of costs on uncompleted
     contracts                                             $          -         $       (164)
                                                           =============        =============

   Billings in excess of costs on uncompleted contracts are reported in other accrued liabilities.

Note 4.  Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):


                                                           September 30,         December 31,
                                                                2000                 1999
                                                           -------------        -------------
Land and improvements                                      $      3,442         $      3,674
Buildings and improvements                                       22,572               22,958
Machinery and equipment                                          50,574               48,217
Construction in progress                                            537                1,596
                                                           -------------        -------------
                                                                 77,125               76,445
Less accumulated depreciation                                   (26,182)             (20,930)
                                                           -------------        -------------
   Total                                                   $     50,943         $     55,515
                                                           =============        =============

Note 5.  Intangibles

   Intangibles consist of the following (in thousands):

                                                           September 30,         December 31,
                                                                2000                 1999
                                                           -------------        -------------
Goodwill                                                   $     87,596         $     91,607
Accumulated amortization                                         (8,049)              (6,490)
                                                           -------------        -------------
Goodwill - Net                                                   79,547               85,117
                                                           -------------        -------------
Deferred finance costs                                            2,821                2,821
Accumulated amortization                                         (2,155)              (1,781)
                                                           -------------        -------------
Deferred finance costs - Net                                        666                1,040
                                                           -------------        -------------
Total                                                      $     80,213         $     86,157
                                                           =============        =============

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows:

                                                                  (In thousands)
                                                                  --------------
Current assets                                                    $      10,508
Property, plant and equipment                                             7,175
Intangibles and other assets                                             27,849
Long-term debt assumed                                                     (740)
Liabilities assumed                                                     (10,908)
                                                                  --------------
   Total purchase price                                           $      33,884
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

Pursuant to the Stock Purchase Agreement dated November 1995, the Company agreed to make certain contingent payments to the Predecessor Company shareholders (the "Earn-Out") based on a calculation of cumulative Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") calculated in accordance with the Stock Purchase Agreement. The Earn-Out was determined based on cumulative EBITDA for the three-year period ended December 31, 1998.

The Earn-Out amount recorded under the terms of the Stock Purchase Agreement as amended was calculated as $7,040,000.

The Company was obligated to pay the Earn-Out in three installments beginning on April 5, 1999. Two installments totaling $5,280,000 were made during 1999. The third and final installment of $1,760,000 was paid on January 3, 2000.

Portions of the Earn-Out were paid to certain current directors and officers of the Company.

Note 8.  Treasury Stock

     At September 30, 2000, treasury stock consisted of 2,021,000 shares acquired, 800,000 of which were purchased at a cost of $5,374,000 during the nine month period ending September 30, 2000. To date, 2,365,000 of the 2,500,000 shares authorized have been repurchased, with 345,000 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method, and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 9.  Comprehensive Income

     Comprehensive income for the three and nine months ended September 30, 2000 was $5.5 and $11.5 million compared to $5.7 and $7.9 million in the corresponding periods of 1999. Net income was adjusted by the change in the cumulative translation adjustment to arrive at comprehensive income.

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

For the Three Months Ended September 30, 2000

Segment                             Protein Group          Grain      International        Other       Consolidated
                                   ---------------       ---------   ---------------     --------     --------------
Sales to third parties             $       24,181        $ 37,289    $      20,081       $    -       $     81,551
Inter-segment sales                         3,196             898              171       (4,265)                 -
Operating profit                            5,213          11,050            2,750       (7,266)            11,747

For the Nine Months Ended September 30, 2000

Segment                             Protein Group          Grain      International        Other       Consolidated
                                   ---------------       ---------   ---------------     --------     --------------
Sales to third parties             $       73,515        $ 78,563    $       61,518      $     -      $     213,596
Inter-segment sales                         9,415           7,393               975      (17,783)                 -
Operating profit                           16,059          20,118             7,684      (18,518)            25,343
Total assets                               35,814          54,812            63,452       49,540            203,618

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

Note 12. Restructuring

     A corporate restructuring program was announced in late September 1999. The Company eliminated approximately 12% of the positions in its Milford, Indiana, operations support, sales and administrative functions. The action resulted in a pre-tax charge of $0.9 million, of which $0.6 million was recorded in cost of sales and $0.3 million was charged against selling, general and administrative expenses. During the fourth quarter of 1999, an additional accrual of $0.2 million was recorded in selling, general and administrative expenses upon the elimination of positions in the Company's Milford, Indiana, and Brazilian sales and administrative functions. Payments made for restructuring expenses during the fourth quarter of 1999 were $0.4 million. Payments made for restructuring expenses during the first, second and third quarters of 2000 were $0.3 million, $0.2 million and $0.1 million respectively. The $0.1 million balance at September 30, 2000, to be paid in future periods, is reported in accrued liabilities.

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


Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

     Net sales decreased 3.0% to $81.6 million in the three months ended September 30, 2000 compared to $84.1 million in the corresponding period of 1999. The decline in sales is attributed to a combination of market softness and currency weakness in western Europe offset somewhat by strong grain segment sales.

     Gross profit increased 5.7% to $23.8 million in the three months ended September 30, 2000 or 29.2% of net sales compared to $22.5 million in the corresponding period of 1999 or 26.8% of net sales. The gross profit margin increase was attributable to continuing operational improvements offset somewhat by an additional accrued warranty charge estimated at $0.4 million for repairs expected to be made over the next three years. A $0.6 million charge for restructuring costs recorded in 1999 also impacts the comparison with the current quarter.

     Selling, general and administrative expenses increased 1.1% or $0.2 million to $11.5 million in the three months ended September 30, 2000 from $11.3 million in the corresponding period of 1999. As a percent of net sales, selling, general and administrative expenses were 14.0% in the three months ended September 30, 2000 and 13.5% in the corresponding period of 1999. The dollar increase is primarily attributable to increased profit sharing costs resulting from improved earnings and additions to the allowance for doubtful accounts in light of general agriculture market weakness largely offset by reductions through restructuring and cost savings efforts. A $0.3 million charge for restructuring costs in 1999 also impacts the comparison with the current quarter. The increase in selling, general and administrative costs as a percent of sales was due primarily to the factors noted above compounded by lower sales volumes.

     Amortization of goodwill remained at $0.6 million in the three months ended September 30, 2000 compared to the corresponding period for 1999.

     Operating income increased 11.5% or $1.2 million to $11.7 million in the three months ended September 30, 2000 compared to $10.5 million in the corresponding period of 1999. Operating income margins increased to 14.4% of net sales in the three months ended September 30, 2000 from 12.5% of net sales in the corresponding period of 1999. The improvement in operating income was a result of improved gross profit margins offset somewhat by a slight increase in selling, general and administrative expenses and a decline in gross profit dollars from lower sales volumes. The increase in operating income margins is due to the improvement in gross profit margins offset slightly by the increase in selling, general and administrative expenses as a percent of sales, as discussed above.

     Interest expense decreased to $1.1 million in the three months ended September 30, 2000 compared to $1.6 million in the corresponding period for 1999. Lower interest expense resulted from lower average borrowings and lower average all-in borrowing costs as financial measurements have improved, resulting in lower borrowing rates on fixed rate debt.

    Other income/expense increased to income of $0.1 million in the three months ended September 30, 2000 compared to $0.8 million of expense in the three months ended September 30, 1999. The change is due primarily to the reduction in 2000 of non-cash foreign exchange losses from U.S. dollar-denominated intercompany balances.

     Net income increased 32.6% or $1.6 million to $6.5 million in the three months ended September 30, 2000 from $4.9 million for the corresponding period of 1999. The increase was due to improved operating income, lower interest expense, and foreign currency income as discussed above. Net income of $6.5 million is a record for any quarter.

Nine  Months   Ended  September  30,  2000  Compared  with   Nine  Months  Ended
September 30, 1999

     Net sales decreased 3.0% to $213.6 million in the nine months ended September 30, 2000 compared to $220.3 million in the corresponding period of 1999. The decline in sales is attributed to a combination of continued market softness and currency weakness in western Europe in 2000, and to the completion of the poultry-building sales in 1999, which contributed $5.2 million of revenue from buildings in the first three quarters of 1999. These factors were offset somewhat by strong Grain Segment sales.

     Gross profit increased 5.6% to $60.0 million in the nine months ended September 30, 2000 or 28.1% of net sales compared to $56.9 million in the corresponding period of 1999 or 25.8% of net sales. The gross profit margin increase of 2.3 percentage points was attributable to operational improvements as well as to the completion of the poultry-building sales in 1999, which represented $5.2 million in buildings sales at essentially no margin, a restructuring charge of $0.6 million in 1999 and a one-time non-cash purchase accounting charge of $0.4 million in 1999 related to the Roxell N.V. acquisition. These improvements were offset somewhat by a $1.0 million warranty charge for repairs expected to be made over the next three years.

     Selling, general and administrative expenses decreased 1.1% or $0.4 million to $32.9 million in the nine months ended September 30, 2000 from $33.3 million in the corresponding period of 1999. As a percent of net sales, selling, general and administrative expenses were 15.4% in the nine months ended September 30, 2000 and 15.1% in the corresponding period of 1999. The dollar decrease is primarily attributable to reductions through restructuring, cost savings efforts and a 1999 restructuring charge of $0.3 million offset somewhat by increased profit sharing costs resulting from improved earnings. The slight increase in selling, general and administrative costs as a percent of sales was due to lower sales volumes.

     Amortization of goodwill decreased to $1.8 million in the nine months ended September 30, 2000 or 6.6% from $1.9 million in the corresponding period for 1999, primarily from changes in foreign exchange rates.


     Operating income increased 17.0% or $3.7 million to $25.3 million in the nine months ended September 30, 2000 compared to $21.7 million in the corresponding period of 1999. Operating income margins increased to 11.9% of net sales in the nine months ended September 30, 2000 from 9.8% of net sales in the corresponding period of 1999. The improvement in operating income was a result of additional gross profit, and decreased selling, general and administrative expenses. The increase in operating income margins is due to the improvement in gross profit margins offset somewhat by the slight increase in selling, general and administrative expenses as a percent of sales, as discussed above.

     Interest expense decreased to $3.5 million in the nine months ended September 30, 2000 or 27.8% from $4.9 million in the corresponding period in
1999. The decrease is due primarily to lower average borrowings and lower average all-in borrowing costs as financial measurements have improved, resulting in lower borrowing rates on fixed rate debt.

Other income/expense improved by $1.9 million from 1999. The improvement is due primarily to the 1999 impact of a non-cash foreign exchange loss from U.S. dollar-denominated intercompany debt. This charge was primarily a result of the devaluation of the Brazilian currency versus the U.S. dollar.

     Net income increased 45.7% or $4.1 million to $13.1 million in the nine months ended September 30, 2000 from $9.0 million for the corresponding period of 1999. The increase was due to improvement in operating income, lower interest expense, and reduction of foreign currency losses, as discussed above. Net income of $13.1 million year to date, is a record for any year.


Financial Position

     Changes in the financial position of the Company from December 31, 1999 to September 30, 2000 were due primarily to operating activities.

     Total assets decreased from $207.6 million at December 31, 1999 to $203.6 million at September 30, 2000. Accounts receivable increased by $8.3 million from December 31, 1999 to September 30, 2000. Inventories decreased by $1.4 million from December 31, 1999. Inventories declined in spite of seasonal increases in volume due to improved management and net changes in foreign exchange rates. Accounts receivable was driven up by seasonal increases in sales volume offset somewhat by net changes in foreign exchange rates. Net property, plant and equipment decreased $4.6 million from December 31, 1999 to September 30, 2000, primarily due to depreciation and foreign exchange changes offset somewhat by capital outlays that were low relative to depreciation charges.

   Total liabilities decreased $10.0 million from $126.8 million at December 31, 1999 to $116.8 at September 30, 2000. Accounts payable and accrued liabilities increased to $40.8 million from $30.6 million at December 31, 1999, primarily from seasonal increases in volume and higher profit sharing, income tax and warranty accruals. Long-term debt decreased $16.6 million from $77.1 million at December 31, 1999 to $60.4 million at September 30, 2000 due to payments for reduction of debt and changes in exchange rates on foreign denominated debt, offset by borrowing to fund the purchase of treasury stock. Additionally, the Accrued Earn-Out was paid during the first quarter of 2000.

   Total shareholders' equity increased $6.1 million due primarily to the increase of net income, offset somewhat by treasury stock purchases and changes in cumulative translation adjustment.


Liquidity and Capital Resources

     As of September 30, 2000, the Company had $29.4 million of working capital, a decrease of $0.4 million from working capital of $29.8 million as of December 31, 1999. Net cash provided from operating activities for the nine months ended September 30, 2000 was $21.2 million. Cash flows provided from operations were primarily the result of net income, increases in accounts payable, accruals and other liabilities and non-cash depreciation and amortization, offset by seasonal increases in accounts receivable. Cash flows provided from operations in 1999 were $25.9 million, primarily provided by net income and changes in working capital.

     For the nine months ended September 30, 2000, cash used in investing activities was $2.4 million, which was used primarily for acquisition of property, plant and equipment. For the nine months ended September 30, 1999, cash used in investing activities was $39.8 million, which was used primarily for the acquisition of Roxell N.V. and acquisition of property, plant and equipment.

     For the nine months ended September 30, 2000, net cash used in financing activities was $18.3 million. During this period there was a net $12.9 million repayment on revolver borrowing and $5.4 million use of cash for treasury stock purchases. For the nine months ended September 30, 1999, cash provided from financing activities was $18.5 million. During this period there was a $20.2 million net borrowing on the revolving line of credit offset by $1.7 million of cash used for treasury stock purchases.

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

(In thousands, except per share amounts)                                   Three Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                     September 30,     September 30,      December 31,        March 31,         June 30,
                                          2000             1999               1999              2000              2000
                                    ---------------   ---------------   ---------------   ---------------   ---------------
Sales                               $       81,551    $       84,088    $       52,350    $       57,752    $       74,294
Gross profit                                23,791            22,502            13,211            16,132            20,113
     Gross margin                            29.2%             26.8%             25.2%             27.9%             27.1%
Operating income                    $       11,747    $       10,533    $        3,566    $        4,835    $        8,761
     Operating income margin                 14.4%             12.5%              6.8%              8.4%             11.8%
Net income                          $        6,475    $        4,883    $        1,202    $        2,248    $        4,406
Basic earnings per share            $         0.59    $         0.41    $         0.10    $         0.20    $         0.40
Basic weighted average common
   shares outstanding                       10,930            12,022            11,998            11,263            10,970
Diluted earnings per share          $         0.58    $         0.40    $         0.10    $         0.20    $         0.39
Diluted weighted average common
     Shares outstanding                     11,139            12,282            12,206            11,479            11,182

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at September 30, 2000 is $13.9 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of September 30, 2000, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.2 million.

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

     The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans and other intercompany transactions. The Company's exposure related to such transactions is not material to cash flows. However, exposure to the Company's financial position and results of operations related to such transactions is anticipated to be an adverse impact of approximately $25,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and less than $10,000, net of tax for every 10% appreciation of the Euro and its legacy currencies arising from multiple intercompany transactions among the Company and its European subsidiaries. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

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

             27.    Financial Data Schedule.

b)       Reports on Form 8-K.

         CTB International Corp. Adds Depth to Management Team With New Position and New CFO.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CTB International Corp.

Dated:  October 26, 2000     By  /s/  Richard J. Freeman
                                 ---------------------------
                                      Richard J. Freeman
                                      Vice President and Chief Financial Officer