Form 10-K
period 2000-12-31
CTB INTERNATIONAL CORP
filed 2001-03-20
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the Fiscal Year Ended December 31, 2000

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

                              611 N. Higbee Street
                                  P.O. Box 2000
                             Milford, IN 46542-2000
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 219-658-4191

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $33,625,010

The number of shares outstanding of the registrant's common stock as of February 28, 2001 was 10,887,460

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 1, 2001 are incorporated by reference into Part III.

                             CTB INTERNATIONAL CORP.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2000

                                      INDEX

ITEM     DESCRIPTION                                                                                        PAGE
                                     PART I

1.       Business.............................................................................................1
         Disclosure Regarding Forward-Looking Statements .....................................................1
         a.   General Development of Business ................................................................1
         b.   Financial Information about Industry Segments ..................................................2
         c.   Narrative Description of Business ..............................................................2
                - Market Overview ............................................................................2
                - Company Products ...........................................................................3
                - Product Distribution .......................................................................6
                - Sources and Availability of Raw Materials ..................................................6
                - Patents and Trademarks .....................................................................6
                - Seasonality ................................................................................7
                - Backlog ....................................................................................7
                - Competition ................................................................................7
                - Research and Development Activities ........................................................7
                - Employees ..................................................................................7
         d.   Financial Information about Foreign and Domestic Operations and Export Sales ...................8
2.       Properties ..........................................................................................8
3.       Legal Proceedings ...................................................................................8
4.       Submission of Matters to a Vote of Security Holders .................................................8

                                     PART II

5.       Market for Registrant's Common Equity and Related Shareholder Matters ...............................9
6.       Selected Financial Data ............................................................................10
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations ..............11
7A.      Quantitative and Qualitative Disclosures About Market Risk .........................................15
8.       Financial Statements and Supplementary Data ........................................................16
         - Notes to Consolidated Financial Statements .......................................................21
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...............35

                                    PART III

10.      Directors and Executive Officers of the Registrant .................................................36
11.      Executive Compensation .............................................................................37
12.      Security Ownership of Certain Beneficial Owners and Management .....................................37
13.      Certain Relationships and Related Transactions .....................................................37

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................................39

PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

Disclosure Regarding Forward-Looking Statements

In addition to historical information, this document contains certain statements representing the Company's expectations or beliefs concerning future events. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which provides a safe harbor for such statements. The use of words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "will" or similar expressions are intended to identify these statements. The forward-looking statements contained in this document include, without limitation, statements related to rising demand for and production of meat protein, eggs and grain; increased demand for the Company's equipment used in such production; implementation of operational improvements and lean manufacturing techniques; achievement of sales and earnings growth; execution of business plans and growth strategy; expanding global physical presence and servicing markets outside the United States; leveraging global distribution capabilities, market strength and brand names; developing and introducing innovative products and product packages; growing through acquisitions and developing strategic business arrangements; maintaining and enhancing financial strength; improving manufacturing costs, reducing expenses, and improving productivity; development and acceptability of biotech and/or value-enhanced grain; resolution of certain claims and legal proceedings; anticipated stock repurchases; the adequacy and availability of liquidity and capital resources to meet the Company's needs; and implementation issues and related costs and dates related to the Company's euro conversion. They also involve certain risks and uncertainties regarding CTB International Corp.'s business and operations and the agriculture industry. The Company's actual results could differ materially from those expressed or implied by such forward-looking statements. The Company cautions that these statements are further qualified by other important factors, including, but not limited to the following: (1) risks associated with the agricultural industry such as feed, grain and animal price fluctuation; crop yields; consumption trends; demand; market trends; weather; government regulations, policies and programs; and outbreaks of disease; (2) risks associated with acquisitions such as incurring significantly higher-than-anticipated capital expenditures and operating expenses, failing to assimilate the operations and personnel of acquired businesses, losing customers, entering markets in which the Company has no or limited experience, disrupting the Company's ongoing business, dissipating the Company's management resources and the possibility the Company will not complete contemplated acquisitions; (3) risks common to international operations including unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, and fluctuations in currency exchange rates; and (4) other risks including, but not limited to, development of less industrialized nations, impact of inflation, and seasonality of the Company's business, as well as those detailed in the Company's prospectus filed with the Securities and Exchange Commission (SEC) on August 20, 1997, and periodic reports filed with the SEC. The Company does not undertake any obligation to update this information.

(a)     General Development of Business

CTB International Corp. ("CTB" or the "Company") is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs and eggs. Its Protein Group and Grain Segments serve these industries primarily in the U.S. and Canada, while its International Segment serves the same industries primarily in the rest of the world. The
Company believes that it is the largest global supplier of poultry systems and grain storage bins and one of the largest global providers of hog production and egg production systems.

The Company's poultry and hog production equipment consists of feeders, drinkers, environmental systems (heating, cooling and ventilation), system controls and growing facility management software, and poultry nests. This equipment is used primarily by growers that raise poultry and hogs commercially. CTB's egg production systems consist of feeders, drinkers, environmental systems, system controls and growing facility management software, cages, egg handling systems and manure handling equipment used primarily by commercial producers of eggs. The Company's grain systems include commercial and on-farm storage and holding bins as well as handling systems for feed and grain. These are used primarily by farmers and by commercial businesses such as feed mills, grain elevators, port storage facilities and commercial grain processing facilities.

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

The Predecessor Company was acquired by affiliates of American Securities Capital Partners L.P. ("ASCP") and certain members of the Predecessor Company's senior management in January, 1996.

In August 1997, the Company completed the initial public offering of its common stock.

Additionally, the Company made two acquisitions and a divestiture in 1997. In May, it acquired all of the capital stock of Fancom Holding B.V., a Netherlands-based manufacturer of agricultural climate control systems and software applications. In June, the Company acquired substantially all of the assets and certain specified ordinary course liabilities of the Kansas City Grain Systems Division of Butler Manufacturing Company ("Kansas City Grain Systems Division"), a Missouri-based manufacturer of grain storage bins. The Company divested substantially all assets (other than accounts receivable) of its vinyl products division to a subsidiary of Royal Group Technologies Limited in May. In conjunction with the sale, the Company entered into a five-year joint venture with the acquirer to produce certain extruded PVC agricultural equipment component parts for the Company.

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

In 1999, CTB acquired Roxell N.V. ("Roxell") of Maldegem, Belgium. Roxell is a leading manufacturer of automated feeding and watering systems as well as feed storage bins for the poultry and hog production markets. Additionally, in 1999, Chris Chocola, former president and chief executive officer, became chairman of the board of the Company. Victor A. Mancinelli was named president and chief executive officer. Also in 1999, CTB and Rota Industria de Maquinas Agricolas dissolved their 1998 Brazilian joint venture, and CTB completed its reincorporation in Indiana.

During 2000, the Company announced that Gerard van Rooijen had retired and resigned from its board of directors effective July 1, 2000. CTB also announced one acquisition and one divestiture during the year. On November 13, 2000, CTB acquired certain assets of ABC Industries, a manufacturer of dry bulk material handling equipment and dust control devices associated with the grain industry. On December 29, 2000, the Company sold non-core product lines carried by its Sibley Industries unit in Anderson, Missouri.

(b)     Financial Information about Industry Segments

See Note 16 to CTB's consolidated financial statements included under Item 8 for certain financial information about the Company's industry segments.

(c)     Narrative Description of Business

MARKET OVERVIEW

The Company serves the global agricultural market through three primary business segments: the Protein Group Segment (products for the production of poultry, hogs and eggs), the Grain Segment (products for the storage and handling of grain), and the International Segment (all CTB product lines). Its Protein Group and Grain Segments focus their activities primarily in the U.S. and Canada, while its International Segment is active primarily in the rest of the world. Demand for the Company's products is driven principally by the increasing global focus on improving productivity in these industries.

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

Another factor the Company expects to affect demand for its products is the increasing need for more efficient production of animal protein. This demand is anticipated to be particularly concentrated in developing countries where much production is still accomplished manually. In such areas, the use of automated equipment will become increasingly important for more efficient use of resources such as feed grains and the land on which they are grown.

Demand for grain, including the use of grain as feed to support meat and egg production, and the required infrastructure for grain storage, conditioning and handling is driven by several factors. The Company believes production levels in these markets are likely to have some impact on future levels of grain production and the resultant need for storage facilities. Demand for additional storage could also be impacted by the further development and acceptability of biotech and value-enhanced grains and the need for identity preservation in storage.

In 2000, the Company had a strong year in its Grain Segment. It also saw a continued return to higher business levels in certain international markets. These positive factors were offset somewhat by the negative impact of the weak euro on CTB's business in Europe and the Middle East, and by sluggish market conditions in the U.S. for the Company's Protein Group Segment (poultry, hogs and egg production) throughout much of the year.

COMPANY PRODUCTS

CTB designs, manufactures and markets systems used in the grain industry and in the production of protein (poultry, hogs and eggs). Its Protein Group and Grain Segments serve these industries in the U.S. and Canada, while its International Segment serves the same industries in countries outside the U.S. and Canada.

The Company's equipment for poultry and hogs consists of feeders, drinkers, environmental systems (heating, cooling and ventilation), system controls and growing facility management software, and poultry nests. CTB's egg production systems consist of feeders, drinkers, environmental systems, system controls and growing facility management software, cages, egg handling systems and manure handling equipment. The Company's grain systems include commercial and on-farm storage and holding bins as well as handling systems for feed and grain.

The Company manufactures and sells its systems for protein production under the CHORE-TIME(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names and its complete line of galvanized steel grain storage bins and handling and conditioning systems under the BROCK(R) brand name.

Systems for Poultry and Hogs

The Company's products for poultry and hogs consist of complete systems that deliver feed and water, and provide a comfortable in-house climate for the animals, thereby creating the optimum growing environment for efficient production.

The feeding process typically starts with feed storage bins, which hold several days' rations of feed and are located outside the animal or poultry buildings or houses. Feed is transported via an enclosed auger system, which conveys the feed from the feed storage bin to an internal feed distribution network inside the house. The internal feeding system, in turn, delivers the feed to feeders conveniently located near the birds or hogs. The feeding process is a "closed" system, which protects the feed from exposure to weather and other detrimental influences from the time it is delivered to the feed storage bin until it appears in front of the animals for consumption. Feeders are adjustable so that the optimum amount of feed can be provided based on the age and size of the poultry or hogs.

The poultry or hog building may also be equipped with the Company's enclosed water delivery systems, environmental systems for complete control of the internal house climate, computer-based feeding and climate control devices, and other items needed to achieve top production levels. The Company also offers mechanical nest systems through an exclusive marketing arrangement. Nests are used in poultry breeder operations for the purpose of efficiently gathering and handling fertile eggs. In addition, the Company offers software to help users of the Company's systems better manage their poultry or hog operations from the farm site and/or from remote locations.

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

The Company's integrated systems for hogs are designed to maximize the feed-to-meat ratio of hogs by delivering appropriate diets at scheduled times. This prevents hogs from eating continuously, thus reducing feed waste and improving feed conversion and utilization. The Company's feeding systems for sows are designed to maximize the production of piglets by lowering animal stress, limiting feed waste and minimizing farm labor costs. The Company also manufactures watering attachments for some models of hog feeders, which minimize feed and water waste by keeping hogs at the feeders while drinking. Adequate water and a comfortable environment provide similar improvements in the efficiency of feed-to-meat conversion for hogs as they do for poultry.

The Company believes its products for poultry and hog production are further distinguished by a number of unique, patented features designed for optimum productivity and easy management. These products are provided to the end users through members of the Company's independent distributor/dealer networks who sell, install and service the equipment.

Systems for Egg Production

The Company's products for egg production consist of complete systems that deliver feed and water and provide a comfortable in-house climate for poultry. These systems create the optimum growing environment for egg producing birds, both when they are young as well as after they begin laying eggs.

The egg production process typically begins with feed storage bins holding several days' rations of feed and located outside the poultry buildings or houses. Feed is transported via an enclosed auger system, which conveys the feed from the feed storage bin to an internal feed distribution network inside the house. The internal feeding system, in turn, delivers the feed to feeders which are conveniently located in front of the multi-tiered galvanized wire mesh cages housing the birds. The feeding process is a "closed" system, which protects the feed from exposure to weather and other detrimental influences from the time it is delivered to the feed storage bin until it appears in front of the birds for consumption.

The cage system housing the birds can be provided in a variety of sizes and styles suitable to match current production guidelines. They may also be equipped with the Company's enclosed water delivery systems while the production building may be equipped with environmental systems for complete control of the internal house climate; computer-based feeding, climate control and egg-counting devices; waste removal systems and other items needed to achieve top production levels.

The profitability of egg producers is determined in large part by feed use efficiency as well as by the number and size of eggs produced by each bird, the shell quality of the eggs and the length of each bird's laying cycle. Egg production is optimized by product features such as periodic customized feeding, easy access to water and adequate ventilation, which distinguish the Company's egg production systems.

In addition, egg producer profitability also depends on the gentle handling of eggs to minimize breakage. The Company's patented egg collection and handling system is distinguished by its design, which handles eggs more gently, resulting in fewer cracked or broken eggs. In addition, because the Company manufactures all the necessary equipment for an egg production house, it can offer fully integrated egg production systems, which can be monitored and operated locally or remotely using the Company's automated controls.

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

Grain Storage and Handling Systems

The Company manufactures a wide variety of models of grain storage bins for on-farm and commercial grain storage in diameters ranging from 12 to 105 feet (3.7 to 32 meters) with capacities up to 680,000 bushels (22,700 cubic meters) as well as grain handling systems. The Company also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. In addition to the products marketed under the BROCK(R) brand name, the Company produces grain storage bins on a private-label basis.

The Company's grain storage bins are distinguished by the availability of a wide variety of bin models designed to meet diverse farm and commercial storage needs and configurations. In addition, the Company believes that it has developed a reputation in the marketplace as the grain industry leader in producing storage bins known for superior roof strength, ease of installation, special engineering for durability, reliable operation and superior cosmetic appearance.

The Company also manufactures an enclosed roller belt conveyor system. Belt conveyors convey grain over long distances gently and efficiently and have relatively low installation, maintenance and operation costs. As a result of this year's acquisition of certain assets of ABC Industries, CTB has added ABC's industry-leading bin sweeps for use in grain bin unloading, a unique dust control product used at grain and industrial receiving facilities called the DUSTMASTER(R) System, and a line of bucket elevators and drag conveyors for vertical and horizontal movement of grain or various industrial materials. The Company, as part of its Grain Systems package of products, also sells grain-conditioning equipment used to maintain the quality and enhance the marketability of stored grain.

Grain producers are subject to many input costs over which they have little control. The aspects of their profitability that they can control include the ability to condition grain appropriately for long-term storage, the ability to maintain the grain at a high level of quality throughout the time it is stored and the flexibility to determine their own time to market.

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

The Company provides training to its distributors and dealers, qualifying distributors and dealers to install and service the Company's products and systems. The Company believes that its distribution network is the strongest in the industry, providing its customers with a high level of top-quality service. The Company has maintained long-standing relationships with much of its distribution network.

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

SEASONALITY

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demands of end users.

BACKLOG

Backlog is not a significant factor in the Company's business taken as a whole, because most of the Company's products are delivered within a few weeks of being ordered. The Company's backlog on or about January 31, 2001 and 2000 was $33.1 million and $32.0 million, respectively.

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

The Company further believes that its ability to offer poultry, egg and hog producers integrated systems, which lower total production costs and help producers achieve further productivity gains and profitability, provides it with an additional competitive advantage. The Company has expanded its package offering for grain producers through both acquisition and business alliances. It believes that the existing package is competitive and is easily supplemented with additional complementary systems when desired.

The Company also believes that integrated equipment systems offer significant benefits to distributors/dealers, including lower administrative and shipping costs and the ease of dealing with a single supplier for all of their customers' needs. In addition, the Company believes its distributors and dealers provide producers with high-quality service, installation and repair.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has research and product development and design engineering located in Milford, Indiana; Panningen, the Netherlands; Maldegem, Belgium; and to a lesser extent, certain of its other locations. Expenditures by the Company for product research and development amounted to approximately $4.7 million, $5.6 million and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

EMPLOYEES

As of December 31, 2000, the Company had approximately 1,200 employees. The Kansas City Grain Systems Division's approximately 70 hourly employees are currently subject to a collective bargaining agreement, which expires February 11, 2004. Management believes that its relationships with the Company's employees are good.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

See Note 16 to CTB's consolidated financial statements included under Item 8 for certain financial information about the Company's U.S. and foreign operations and export sales.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

The following table sets forth information regarding the principal properties of the Company as of December 31, 2000:

Location                                Facility Description                Square Feet           Owned/Leased
--------------------------------------------------------------------------------------------------------------
Milford, Indiana                        Plant, corporate headquarters            611,000             Owned
                                        and miscellaneous areas
Kansas City, Missouri                   Plant and office                         394,000             Owned
Maldegem, Belgium                       Plant and office                         161,400             Owned
Decatur, Alabama                        Plant and office                         120,000             Owned
Panningen, The Netherlands              Plant and office                          88,000             Owned
Anderson, Missouri                      Plant and office                          66,000             Owned
Schaefferstown, Pennsylvania            Plant and office                          31,800            Leased
Wierden, The Netherlands                Plant and office                          25,800            Leased
Springdale, Arkansas                    Plant and office                          15,000            Leased
Vitre, France                           Warehouse and office                      15,000             Owned
Londrina, Brazil                        Plant and office                          14,000            Leased
Deurne, The Netherlands                 Warehouse and office                       8,300            Leased

Management believes that its facilities and equipment are generally well maintained and are in good operating condition and that its capacity for the manufacture of its products is adequate to satisfy anticipated demands for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. This includes, but is not limited to, a number of separate actions, in various venues, brought by poultry growers in connection with an expansion project in Alabama, which allege breach of contract and related claims arising from alleged defects in relation to poultry buildings and equipment. These actions are all in their initial stages and little discovery has been conducted, but based on its current knowledge the Company believes these actions either lack substantial merit or that it has meritorious defenses and the Company intends to defend each of these actions vigorously. While the Company is unable to predict with certainty the outcome of any of the current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of any such proceeding will have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of security holders.

================================================================================
PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

CTB International Corp. common stock began trading on The Nasdaq Stock Market(R) under the symbol "CTBC" on August 21, 1997. As of February 28, 2001, there were approximately 118 shareholders of record.

The following table sets forth the quarterly high and low closing prices for the Company's common stock as reported by The Nasdaq Stock Market(R).

                            2000                 High              Low
                   ----------------------- ----------------- ----------------
                   First Quarter                 $9 1/4            $6 3/16
                   ----------------------- ----------------- ----------------
                   Second Quarter                $8 1/8            $6 1/2
                   ----------------------- ----------------- ----------------
                   Third Quarter                 $8 1/4            $6 11/16
                   ----------------------- ----------------- ----------------
                   Fourth Quarter                $8 7/8            $7
                   ----------------------- ----------------- ----------------

                            1999                 High              Low
                   ----------------------- ----------------- ----------------
                   First Quarter                 $8 1/4            $6 1/8
                   ----------------------- ----------------- ----------------
                   Second Quarter                $8 7/8            $6 7/16
                   ----------------------- ----------------- ----------------
                   Third Quarter                 $9 5/16           $6 5/8
                   ----------------------- ----------------- ----------------
                   Fourth Quarter                $7 1/4            $5 13/16
                   ----------------------- ----------------- ----------------

The Company has not paid any dividends on its common stock over the past two years. The Company does not anticipate paying any dividends in the foreseeable future, and intends to retain all earnings, if any, for general corporate purposes. The declaration and payment of dividends, if any, by the Company will be dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, subject to the discretion of the Board of Directors. The Company's credit agreement contains certain restrictions on CTB's ability to pay dividends or make other distributions. (See Note 8 of CTB's consolidated financial statements included under Item 8 for a description of the Company's credit arrangements that restrict its ability to pay dividends or make other distributions.)

On March 17, 2000, and April 25, 2000, the Company issued 14,512 shares and 21,768 shares, respectively, of its Common Stock to certain employees of the Company who exercised stock options to purchase such shares. The Company believes that the issuance of these securities is exempt from registration under the exception provided in Section 4 (2) of the Securities Act of 1933, as amended. The Company received proceeds in an aggregate amount of about $30,000 from these issuances, which it used for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------
                             Year Ended December 31,
--------------------------------------------------------------------------------------------------
 (in thousands, except per
    share amounts)                 2000           1999         1998          1997         1996
-----------------------------  ------------   ------------ ------------  ------------ ------------
 Income Statement Data:
 Net sales                       $259,115       $272,603     $272,180      $202,063     $148,853
 Cost of sales                    189,894        202,534      211,496       148,345      110,303
 Gross profit                      69,221         70,069       60,684        53,718       38,550
 Selling, general and
    administrative expenses        40,795         42,331       35,315        26,420       18,257
 Amortization of goodwill           2,388          2,513        1,837         1,373          959
 Operating income                  26,038         25,225       23,532        25,925       19,334
 Interest expense, net             (4,349)        (6,205)      (4,153)       (5,003)      (5,332)
 Foreign exchange loss                (22)        (1,858)        (330)          (86)          --
 Gain on sale of Vinyl
 Division                              --             --           --         3,562           --
 Joint venture loss                   (17)          (126)      (3,673)           --           --
 Income before income taxes        21,650         17,036       15,376        24,398       14,002
 Income taxes                       8,660          6,820        6,180        10,499        5,500
 ----------------------------- ------------   ------------ ------------  ------------ ------------
 Net income                       $12,990        $10,216       $9,196       $13,899      $ 8,502
 ----------------------------- ------------   ------------ ------------  ------------ ------------
 Basic earnings per share           $1.18          $0.85        $0.73         $1.49        $1.17
 Basic weighted average
    shares                         11,015         12,037       12,655         9,310        7,256
 Diluted earnings per share         $1.16          $0.83        $0.71         $1.43        $1.12
 Diluted weighted average
    shares                         11,227         12,273       12,999         9,716        7,569
 Other Financial Data:
 EBITDA (1)                       $36,252        $33,235      $30,718(2)    $32,085(2)    $24,902
 Depreciation                       7,865          7,481        5,739         4,873         4,609
 Capital expenditures               4,452          6,759        7,004         4,437         3,402
 Gross profit margin                 26.7%          25.7%        22.3%         26.6%         25.9%
 EBITDA margin                       14.0%          12.2%        11.3%         15.9%         16.7%
 Cash Flow Data:
 Net cash flows from:
    Operating activities          $23,020        $37,106       $2,805       $17,498       $11,714
    Investing activities           (4,874)       (40,397)     (11,565)      (42,104)     (106,606)
    Financing activities          (17,902)         6,731        8,284        25,670        95,150
 -------------------------------------------------------------------------------------------------
                                                         At December 31,
                                   2000           1999         1998          1997         1996
 ----------------------------- ------------   ------------ ------------  ------------ ------------
 Balance Sheet Data:
 Working capital                  $28,861        $29,770      $40,910       $26,318       $10,773
 Total assets                     195,357        207,562      195,126       167,641       103,351
 Debt                              63,174         77,855       71,365        49,164        65,150
 Total shareholders' equity        87,013         80,754       76,825        73,546        13,741
 -------------------------------------------------------------------------------------------------


(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization of goodwill.
(2) EBITDA for the years ending December 31, 1998 and 1997 excludes a non-recurring charge for write-down and losses on a joint venture  investment of $3,613 and the gain on sale of the Vinyl Division of $3,562.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Overall, 2000 was a good year for CTB. Despite slightly lower revenues that resulted from adverse market conditions, the Company was able to make ongoing operational improvements and to turn in good earnings performance. CTB had a strong year in its Grain Segment. It also saw a continued return to higher business levels in certain international markets. These positive factors were offset somewhat by the negative impact of the weak euro on CTB's business in Europe and the Middle East, and by sluggish market conditions in the U.S. for the Company's Protein Group Segment (poultry, hogs and egg production) throughout much of the year.

Other items of note in 2000 include:

o The acquisition of certain assets of ABC Industries, a manufacturer of dry bulk material handling equipment and dust control devices associated with the grain industry.
o The sale of certain non-core product lines carried by the Company's Sibley Industries unit in Anderson, Missouri.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

----------------------------------------------------------------------------------------------------------------------
                                                                                             Percentage
                                                                                           Increase (Decrease)
                                     2000              1999             1998         2000 vs. 1999     1999 vs. 1998
------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
Net sales                             100.0%          100.0%             100.0%             (5)%              --%
Cost of sales                          73.3            74.3               77.7              (6)               (4)
Gross profit                           26.7            25.7               22.3              (1)               15

Selling, general and
  administrative expenses              15.8            15.5               13.0              (4)               20
Amortization of goodwill                0.9             0.9                0.7              (5)               37
Operating income                       10.0             9.3                8.6               3                 7
Interest expense, net                  (1.7)           (2.3)              (1.5)            (30)               49
Joint venture loss                       --              --               (1.3)            (87)              (97)
Other                                    --            (0.8)              (0.1)            (98)              463
Income before income taxes              8.3             6.2                5.7              27                11
Income taxes                            3.3             2.5                2.4              27                10
Net income                              5.0             3.7                3.3              27                11
----------------------------------------------------------------------------------------------------------------------

2000 Compared to 1999

Net sales decreased 4.9% to $259.1 million in 2000 compared to $272.6 million in 1999. The decline in sales is attributed to a combination of continued market softness and currency weakness in Western Europe in 2000, and to the completion of the poultry building sales in 1999, which contributed $5.8 million of revenue last year. Sales of the Company's products to markets outside the U.S. and Canada were $82.8 million in 2000, a decrease of $3.1 million or 3.6%.

Gross profit decreased 1.2% to $69.2 million in 2000 or 26.7% of net sales compared to $70.1 million in 1999 or 25.7% of net sales. The gross profit margin increase of 1.0 percentage point was attributable to operational improvements as well as to the completion of the poultry-building sales in 1999, which represented $5.8 million in building sales at essentially no margin, a restructuring charge of $0.6 million in 1999 and a one-time non-cash purchase accounting charge of $0.4 million in 1999 related to the Roxell N.V. acquisition. These improvements were offset somewhat by a restructuring charge of $0.2 million in 2000, $1.6 million in unusual warranty charges for repairs expected to be made over the next three to five years related to two specific warranty programs initiated in 2000 and increased profit-sharing costs resulting from improved earnings.

Selling, general and administrative expenses decreased 3.6% or $1.5 million to $40.8 million in 2000 from $42.3 million in 1999. As a percent of net sales, selling, general and administrative expenses were 15.7% in 2000 and 15.5% in 1999. The dollar decrease is primarily attributable to reductions through restructuring and cost savings efforts, a gain on the curtailment of postretirement medical benefits of $0.9 million, and a 1999 restructuring charge of $0.3 million offset somewhat by a restructuring charge of $0.5 million in 2000 and increased profit-sharing costs resulting from improved earnings. The slight increase in selling, general and administrative costs as a percent of sales was caused by lower sales volumes.

Amortization of goodwill decreased to $2.4 million in 2000 or 5.0% from $2.5 million in 1999 primarily from changes in foreign exchange rates.

Operating income increased 3.2% or $0.8 million to $26.0 million in 2000 compared to $25.2 million in 1999. Operating income margins increased to 10.0% of net sales in 2000 from 9.3% of net sales in 1999. The increase in operating income was a result of decreased selling, general and administrative expenses and amortization of goodwill offset somewhat by lower gross profit. The increase in operating income margins is due to the improved gross profit margins offset slightly by the increased selling, general and administrative expenses as a percent of sales as discussed above.

Interest expense decreased to $4.3 million in 2000 or 29.9% from $6.2 million in 1999. The decrease is due primarily to lower average borrowings from repayment of debt and lower average all-in borrowing costs as financial measurements have improved, resulting in lower borrowing rates on fixed rate debt.

Other expense includes foreign exchange and joint venture losses. Other expense improved by $1.9 million from 1999. The improvement is due primarily to the 1999 impact of a non-cash foreign exchange loss from U.S. dollar-denominated intercompany debt. This charge was a result of the devaluation of the Brazilian currency versus the U.S. dollar.

Net income increased 27.2% or $2.8 million to $13.0 million ($1.16 per weighted average diluted share) in 2000 from $10.2 million ($0.83 per weighted average diluted share) in 1999. The increase was attributable to improved operating income, lower interest expense and reduction of foreign currency losses as discussed above, net of related income tax effects.

Diluted weighted average common and common equivalent shares outstanding during 2000 were 11.2 million shares compared to 12.3 million shares in 1999, a decrease of 8.5%. The diluted shares outstanding at December 31, 2000, were 11.1 million shares, a decrease of 0.8 million shares or 6.7% compared to 11.9 million diluted shares outstanding at December 31, 1999. The decrease in shares outstanding is attributable to the repurchase of 0.8 million shares of common stock during 2000.

1999 Compared to 1998

Net sales increased 0.2% to $272.6 million in 1999 compared to $272.2 million in 1998. The nominal sales growth resulted from a combination of factors. Increased sales in 2000 were primarily from the acquisitions of Roxell N.V. in January 1999 and Sibley Industries, Inc. and STACO, Inc. in the second half of 1998 and from strength in the grain production market. These factors were offset primarily by $25.9 million in lower revenues from poultry buildings as well as by weakness in the hog business worldwide and softness in various international markets. Sales of the Company's products to markets outside the U.S. and Canada were $85.9 million in 1999, an increase of 17.2 million or 25.0%.

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

Diluted weighted average common and common equivalent shares outstanding during 1999 were 12.3 million shares compared to 13.0 million shares in 1998, a decrease of 5.6%. The diluted shares outstanding at December 31, 1999, were 11.9 million shares, a decrease of 0.6 million shares or 4.8% compared to 12.5 million diluted shares outstanding at December 31, 1998. The decrease in shares outstanding is attributable to the repurchase of 0.6 million shares of common stock during 1999.

Financial Position

Changes in the financial position of the Company from 1999 to 2000 were due primarily to operating activities.

Total assets decreased from $207.6 million at December 31, 1999, to $195.4 million at December 31, 2000. Accounts receivable decreased by $2.8 million from December 31, 1999, to December 31, 2000, excluding income tax refunds, due to improved management of accounts receivable and lower sales volumes in December 2000 as compared to December 1999. Inventories at December 31, 2000, decreased $3.0 million due primarily to improved management of inventory levels. Net property, plant and equipment decreased $5.1 million from December 31, 1999, to December 31, 2000. The net decrease was due primarily to depreciation and foreign exchange changes offset somewhat by capital outlays that were less than depreciation charges. Intangibles decreased by $4.3 million from December 31, 1999, to December 31, 2000, due primarily to amortization offset somewhat by intangibles related to the acquisition of ABC Industries' product lines.

Total liabilities decreased $18.5 million from $126.8 million at December 31, 1999, to $108.3 at December 31, 2000. Accounts payable and accrued liabilities decreased $0.3 million during this period; primarily from lower accounts payable offset by higher profit-sharing and warranty accruals. Deferred revenue decreased $0.1 million to $2.5 million at December 31, 2000. Total debt decreased $14.7 million primarily due to cash provided by operating activities used to reduce debt, offset by borrowing to fund the purchase of treasury stock. Additionally, the Accrued Earn-Out was paid during the first quarter of 2000.

Total shareholders' equity increased $6.3 million due to net income for the period offset by treasury stock purchases and changes in foreign currency translation adjustment.

Liquidity and Capital Resources

As of December 31, 2000, the Company had $28.9 million of working capital, a decrease of $0.9 million from working capital of $29.8 million as of December 31, 1999. Net cash provided from operating activities in 2000 was $23.0 million. Cash flow from operations was provided by net income and working capital changes. Net cash provided by operating activities in 1999 was $37.1 million, driven primarily by net income and working capital changes.

In 2000, cash used in investing activities was $4.9 million, which was used primarily for acquisition of property, plant and equipment. In 1999, cash used in investing activities was $40.4 million, which was used primarily for the acquisition of Roxell N.V. and acquisition of property, plant and equipment.

In 2000, net cash used in financing activities was $17.9 million. During 2000, there was a net $12.5 million repayment on revolver borrowings and $5.5 million use of cash for treasury stock purchases. Cash provided by financing activities in 1999 was $6.7 million resulting from $10.7 million in net cash from revolver activity offset by $4.0 million use of cash for treasury stock purchases.

As of December 31, 2000, the Company had repurchased 2,376,065 shares for approximately $17.9 million, an increase of 810,697 shares in 2000 at a cost of approximately $5.5 million. The Company anticipates additional share repurchases in 2001 under the current authorization which is for 2,500,000 shares. During 2000, stock option holders exercised options to purchase 36,280 shares for $30,000.

The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures, debt service requirements and stock repurchases for the foreseeable future.

Seasonality

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demands of end users.

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

Euro Conversion

The Company has European-based operations that will be required to transact business in the euro currency no later than January 1, 2002. Some system changes have been implemented to accommodate euro transactions, with additional systems currently being evaluated for conversion. Current assessments indicate that the cost of implementation will not be significant and will be accomplished on or before the required date.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for the Company's fiscal year beginning January 1, 2001. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $1,106,000 being recognized as income in other comprehensive income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk-sensitive instruments for trading purposes. Principal exposed to interest rate risk at December 31, 2000, is $17.4 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate-sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of December 31, 2000, the estimated reduction in earnings, net of tax, is expected to be approximately $0.2 million.

The Company periodically utilizes foreign exchange contracts to minimize its exposure to currency risk for the payment of its interest obligations on non-U.S. dollar denominated debt. Foreign currency payments are received periodically from its foreign subsidiaries to permit repayment of non-U.S. dollar denominated debt owed by the parent company. Upon receipt, forward contracts are purchased as a hedge against exchange rate fluctuations that may occur between the receipt date and the interest payment due date.

The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated intercompany loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure to the Company's financial position and results of operations related to such transactions is anticipated to be adversely impacted by approximately $30,000, net of tax, for every 10% devaluation of the Brazilian real per U.S. dollar and up to $150,000 net of tax, for every 10% depreciation of the euro and its fixed legacy currencies arising from multiple intercompany loans among the Company and its European subsidiaries. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of CTB International Corp.:

We have audited the accompanying consolidated balance sheets of CTB International Corp. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 16, 2001

                        CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
(in thousands, except per share amounts)                           2000               1999                1998
----------------------------------------------------------- ------------------- ------------------ -------------------
NET SALES                                                      $259,115            $272,603            $272,180
COST OF SALES                                                   189,894             202,534             211,496
----------------------------------------------------------- ------------------- ------------------ -------------------
     Gross profit                                                69,221              70,069              60,684
OTHER OPERATING EXPENSE:
     Selling, general and administrative expenses                40,795              42,331              35,315
     Amortization of goodwill                                     2,388               2,513               1,837
----------------------------------------------------------- ------------------- ------------------ -------------------
OPERATING INCOME                                                 26,038              25,225              23,532
OTHER EXPENSE:
     Interest expense, net                                       (4,349)             (6,205)             (4,153)
     Foreign exchange loss                                          (22)             (1,858)               (330)
     Joint venture loss                                             (17)               (126)             (3,673)
----------------------------------------------------------- ------------------- ------------------ -------------------
INCOME BEFORE INCOME TAXES                                       21,650              17,036              15,376
INCOME TAXES                                                      8,660               6,820               6,180
----------------------------------------------------------- ------------------- ------------------ -------------------
NET INCOME                                                      $12,990             $10,216              $9,196
----------------------------------------------------------- ------------------- ------------------ -------------------
EARNINGS PER SHARE:
     Basic:  Earnings per share                                   $1.18               $0.85               $0.73
             Weighted average shares                             11,015              12,037              12,655
----------------------------------------------------------- ------------------- ------------------ -------------------
     Diluted:Earnings per share                                   $1.16               $0.83               $0.71
             Weighted average shares                             11,227              12,273              12,999
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share amounts)                                  2000                  1999
------------------------------------------------------------------------- --------------------- ----------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   2,009             $   2,439
     Accounts receivable, less allowance for
         doubtful accounts of $1,907 and $1,086 respectively                       29,324                29,787
     Inventories                                                                   26,706                29,695
     Deferred income taxes                                                          1,372                   900
     Prepaid expenses and other current assets                                      2,957                 2,811
------------------------------------------------------------------------- --------------------- ----------------------
     Total current assets                                                          62,368                65,632
PROPERTY, PLANT AND EQUIPMENT - Net                                                50,399                55,515
INTANGIBLES - Net                                                                  81,848                86,157
OTHER ASSETS                                                                          742                   258
------------------------------------------------------------------------- --------------------- ----------------------
     TOTAL ASSETS                                                               $ 195,357             $ 207,562
------------------------------------------------------------------------- --------------------- ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $  10,596             $  13,564
     Current portion of long-term debt                                                669                   795
     Accrued Earn-Out                                                                  --                 1,809
     Accrued liabilities                                                           19,753                17,076
     Deferred revenue                                                               2,489                 2,618
------------------------------------------------------------------------- --------------------- ----------------------
     Total current liabilities                                                     33,507                35,862
LONG-TERM DEBT                                                                     62,505                77,060
DEFERRED INCOME TAXES                                                               8,982                 9,449
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                                       3,350                 4,437
COMMITMENTS AND CONTINGENCIES (See Note 9)                                             --                    --
SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value;
         40,000,000 shares authorized; 12,924,990 shares issued                       129                   129
     Preferred stock - 6.0% cumulative, $0.01 par value;
         4,000,000 shares authorized; 0 shares issued and outstanding
        Additional paid-in capital                                                 76,562                76,818
        Treasury stock, at cost;  2000 - 2,031,530;
             1999 - 1,257,113 shares;                                             (14,420)               (9,251)
        Reduction for carryover of predecessor cost basis                         (26,964)              (26,964)
        Accumulated other comprehensive loss:
              Foreign currency translation adjustment                              (3,097)               (1,791)
        Retained earnings                                                          54,803                41,813
------------------------------------------------------------------------- --------------------- ----------------------
     Total shareholders' equity                                                    87,013                80,754
------------------------------------------------------------------------- --------------------- ----------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 195,357             $ 207,562
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1998, 1999 and 2000
(in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Reduction for   Accumulated
                                                          Additional            Carryover of       Other
                         Comprehenive  Common  Preferred   Paid-In    Treasury   Predecessor   Comprehensive   Retained
                            Income      Stock    Stock     Capital     Stock     Cost Basis        Income      Earnings    Total
------------------------- ----------  -------- --------   ---------  ---------- -------------  -------------  ---------- ---------
BALANCE,  January 1, 1998                $129      $--     $78,440         $--      ($26,871)         ($553)    $22,401   $73,546
TREASURY STOCK:
   Purchased                                                           ($8,484)                                            (8,484)
   Stock Options
   Exercised                                                (1,275)      1,415                                                140
   Acquisitions                                               (268)      1,679                                              1,411
REDUCTION FOR CARRYOVER
OF PREDECESSOR COST
BASIS                                                                                    (93)                                 (93)
COMPREHENSIVE INCOME:
   NET INCOME                $9,196                                                                               9,196     9,196
   FOREIGN CURRENCY
   TRANSLATION
   ADJUSTMENT                 1,109                                                                   1,109                 1,109
                          ----------
COMPREHENSIVE INCOME        $10,305
                          ==========

BALANCE, December 31, 1998               $129      $--     $76,897     ($5,390)     ($26,964)          $556     $31,597   $76,825
                                      -------- --------   ---------  ---------- -------------  -------------  ---------- ---------
TREASURY STOCK:
   Purchased                                                            (3,950)                                           ($3,950)
   Stock Options
   Exercised                                                   (79)         89                                                 10
COMPREHENSIVE INCOME:
   NET INCOME               $10,216                                                                              10,216    10,216
   FOREIGN CURRENCY
   TRANSLATION
   ADJUSTMENT                (2,347)                                                                 (2,347)               (2,347)
                          ----------
COMPREHENSIVE INCOME         $7,869
                          ==========

BALANCE, December 31, 1999               $129      $--     $76,818     ($9,251)    ($26,964)        ($1,791)    $41,813   $80,754
                                      -------- --------   ---------  ---------- -------------  -------------  ---------- ---------
TREASURY STOCK:
   Purchased                                                            (5,455)                                            (5,455)
   Stock Options
   Exercised                                                  (256)        286                                                 30
COMPREHENSIVE INCOME:
   NET INCOME               $12,990                                                                              12,990    12,990
   FOREIGN CURRENCY
   TRANSLATION
   ADJUSTMENT                (1,306)                                                                 (1,306)               (1,306)
                          ----------
COMPREHENSIVE INCOME        $11,684
                          ==========

BALANCE, DECEMBER 31, 2000               $129      $--     $76,562    ($14,420)     ($26,964)       ($3,097)    $54,803   $87,013
                                      ======== ========   =========  ========== =============  =============  ========== =========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
(in thousands)                                                              2000            1999            1998
---------------------------------------------------------------------- --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 12,990         $10,216      $   9,196
   Adjustments to reconcile net income to net cash flows
     from operating activities:
     Depreciation                                                           7,865           7,481          5,739
     Amortization                                                           2,846           2,961          2,443
     Foreign exchange loss                                                     22           1,858            330
     Equity in loss from joint venture                                         17             126          3,673
     (Gain) loss on sale of assets                                           (241)             10           (232)
     Deferred income taxes                                                   (854)            763         (1,794)
     Changes in operating assets and liabilities
       (net of effects from acquisitions):
       Accounts receivable                                                  1,373          11,732        (13,199)
       Construction costs in excess of billings                                --           5,120         (5,120)
       Inventories                                                          2,527           2,635         (1,318)
       Prepaid expenses and other assets                                   (1,350)            305          1,741
       Accounts payable, accruals and other liabilities                    (2,175)         (6,101)         1,346
---------------------------------------------------------------------- --------------- --------------- ---------------
       Net cash flows from operating activities                            23,020          37,106          2,805
---------------------------------------------------------------------- --------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                            (4,252)         (6,759)        (7,004)
   Acquisitions, net of cash acquired                                      (1,100)        (33,884)        (1,452)
   Investment in joint venture                                                --              --          (3,613)
   Proceeds from sale of assets                                               478             246            504
---------------------------------------------------------------------- --------------- --------------- ---------------
       Net cash flows from investing activities                            (4,874)        (40,397)       (11,565)
---------------------------------------------------------------------- --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                              (5,455)         (3,950)        (8,484)
   Exercise of stock options                                                   30              10            140
   Proceeds from long-term debt                                           283,692         388,108         90,878
   Payments on long-term debt                                            (296,169)       (377,437)       (74,250)
---------------------------------------------------------------------- --------------- --------------- ---------------
       Net cash flows from financing activities                           (17,902)          6,731          8,284
---------------------------------------------------------------------- --------------- --------------- ---------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                         244           3,440           (476)
NET EFFECT OF TRANSLATION ADJUSTMENT                                         (674)         (1,609)           (77)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,439             608          1,161
---------------------------------------------------------------------- --------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   2,009       $   2,439      $     608
---------------------------------------------------------------------- --------------- --------------- ---------------
Supplemental  Disclosures  of  Cash  Flow  information
  Non-cash investing and financing activities:
  In 1999 and 1998 the Company recorded liabilities pursuant to acquisition agreements of $49,000 and
  $564,000, respectively.  The Company also issued common stock with a fair value of $1,411,000 and a note payable of $1,012,000 in 1998 in connection with certain acquisitions.
----------------------------------------------------------------------------------------------------------------------

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for domestic entities and the first-in, first-out (FIFO) and weighted average method for foreign entities.

Property, Plant and Equipment - Property, plant and equipment is stated at cost. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of individual assets. The estimated useful lives for buildings and improvements range from 10 to 40 years, or the life of the lease if shorter, and from 3 to 10 years for machinery and equipment.

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

The Company recognizes revenue on construction contracts using the percentage-of-completion accounting method determined in each case by the ratio of cost incurred to date on the contract to management's estimate of the contract's total cost. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on incomplete contracts are recorded in the period in which such losses are determined. Changes in estimated revenues and costs are recognized in the periods in which such estimates are revised. The Company completed all such construction contracts in 1999.

Depending on the product, the Company provides its customers with a one- to five-year warranty, from the date of purchase, or longer for certain components. Estimated warranty costs are accrued at the time of sale. Warranty expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3,531,000; $1,627,000 and $1,635,000, respectively.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the agriculture industry. No single customer accounted for a significant amount of the Company's sales in 2000, 1999 or 1998, and there were no significant accounts receivable from a single customer at December 31, 2000, 1999 or 1998. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. To reduce credit risk, the Company generally receives down payments on large orders. In order to minimize the risk of loss on export sales, the Company insures certain foreign trade receivables.

Research and Development - Research and development expenditures are charged to operations as incurred. Total research and development expenses for 2000, 1999 and 1998 were approximately $4,681,000; $5,579,000 and $5,785,000, respectively.

Foreign Currency Translation - The Company has determined the local currency to be the functional currency of all foreign subsidiaries. Assets and liabilities of non-U.S. subsidiaries are translated at period end exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded without tax effects as a component of shareholders' equity. Transaction gains and losses on intercompany receivables and payables that are due currently are recorded in earnings.

Forward Exchange Contracts - The Company enters into foreign currency forward exchange contracts on a limited basis. Contracts entered into are for significant outstanding interest payment obligations and limited purchases of foreign inventory components in currencies other than U.S. dollars for which timing of the payment can be reasonably ascertained. The purpose of the Company's hedging activities is to both protect the Company from the risk that the periodic foreign currency flows (primarily dividends and debt service) from foreign subsidiaries will not match future foreign currency interest payments, and to limit the effect of foreign currency fluctuations on purchases of foreign components for eventual sale in the U.S. Options contracts that are designated as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in earnings and as an adjustment to the assets and liabilities being hedged. The Company's foreign exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on the contracts generally offset gains and losses on the assets and liabilities being hedged.

Approximately $0.9 million in contracts were entered into during 2000. Approximately $2.0 million in contracts were entered into in 1999 while there were no contracts entered into in 1998. There were no open contracts outstanding at December 31, 2000. The notional and fair values of contracts at December 31, 1999, were $801,000 and $762,000, respectively.

Interest Rate Swap Agreements - The Company enters into interest rate swaps in managing its interest rate risk and holds such instruments for purposes other than trading. In these swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. Because some of the Company's interest-bearing liabilities are floating rate obligations, interest rate swaps in which the Company pays the fixed rate and receives the floating rate are used to reduce the impact of market interest rate fluctuation on the Company's net income. The differential to be paid or received on interest rate swap agreements entered into to reduce the impact of changes in interest rates is recognized as an adjustment to interest expense related to the hedged liability over the life of the agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in interest income, coincident with the extinguishment.

Impairment of Long-Lived Assets - Management reviews long-lived assets and related intangible assets for impairment of value whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines it is unable to recover the carrying value of the assets, the assets will be written down using an appropriate method. Management does not believe current events or circumstances provide evidence that suggests asset values have been impaired during the periods presented, except for the impairment charge recorded in 1998 related to a joint venture investment. (See Note 2.)

Earnings Per Common Share - Earnings per common share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options and have been included in the calculation of weighted average shares outstanding using the treasury stock method.

The basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

(in thousands)
----------------------------------------------------------------------------------------
                                                 2000            1999          1998
------------------------------------------- --------------- ------------- --------------
Basic weighted average shares                  11,015          12,037         12,655
Dilutive effect of stock options                  212             236            344
Diluted weighted average shares                11,227          12,273         12,999
----------------------------------------------------------------------------------------

New Accounting Pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement, as amended, is effective for the Company's fiscal year beginning January 1, 2001. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $1,106,000 being recognized as income in other comprehensive income.

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

In 1998, the Company acquired Sibley Industries, Inc. and STACO, Inc. The purchase price of Sibley Industries, Inc. of $1.8 million, net of cash acquired and including expenses, was financed through the issuance of 81,696 shares of the Company's treasury stock and cash installments of $0.3 million per year for four years beginning March 31, 1999. The purchase agreement included an earn-out provision which requires the Company to pay up to an additional $1.2 million over four years should certain sales targets be met. During 1998, $274,000 of the contingent purchase price was earned and paid on March 31, 1999. During 1999, $49,000 of the contingent purchase price was earned and paid on March 31, 2000. No amounts were earned in 2000. The purchase price of STACO, Inc. of $2.0 million, net of cash acquired and including expenses, was financed through borrowings and the issuance of 45,671 shares of the Company's treasury stock. Both transactions were accounted for under the purchase method of accounting. The purchase prices were allocated as follows:

 (in thousands)
-------------------------------------------------------------------------
Current assets                                               $4,309
Property, plant and equipment                                 3,145
Intangibles and other assets                                  2,909
Long-term debt assumed                                       (4,561)
Liabilities assumed                                          (1,927)
----------------------------------------------------- -------------------
     Total purchase price                                    $3,875
----------------------------------------------------- -------------------
Note due sellers                                             (1,012)
Value of stock issued                                        (1,411)
----------------------------------------------------- -------------------
     Cash paid for acquisitions                              $1,452
-------------------------------------------------------------------------

Unaudited pro forma net sales for 1998 would have been approximately $280.8 million assuming the acquisitions of Sibley Industries, Inc. and STACO, Inc. had occurred on January 1, 1998. Unaudited pro forma net income and basic and diluted pro forma earnings per share would not have been materially different from amounts reported.

On January 12, 1999, the Company acquired substantially all of the assets of Roxell N.V. (Roxell). Based in Maldegem, Belgium, Roxell is a leading global manufacturer and marketer of automated feeding and watering systems as well as feed storage bins for the poultry and hog production markets. The purchase price of $33.9 million, net of cash acquired and including expenses, was financed through German mark denominated borrowings under the Company's credit facility.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows:

(in thousands)
-------------------------------------------------------------------------
Current assets                                              $10,508
Property, plant and equipment                                 7,175
Intangibles and other assets                                 27,849
Long-term debt assumed                                         (740)
Liabilities assumed                                         (10,908)
------------------------------------------------------- -----------------
          Total purchase price                              $33,884
-------------------------------------------------------------------------

Unaudited pro forma net sales for 1998 would have been approximately $312.2 million assuming the acquisition of Roxell had occurred on January 1, 1998. Unaudited pro forma net income would have been approximately $9.5 million and basic and diluted pro forma earnings per share would have been approximately $0.75 and $0.73 per share. The acquisition was accounted for as if Roxell was purchased as of January 1, 1999. The 1999 Consolidated Statement of Income would not have been materially different if the acquisition had been accounted for as of the January 12, 1999, date of purchase.

On November 16, 2000, the Company purchased certain assets of ABC Industries. The assets purchased included inventory, certain manufacturing equipment and patents, and trademarks and trade names of ABC's product lines. The purchase price of $1.1 million was financed under the Company's credit facility and was allocated to inventory ($100,000); property, plant and equipment ($200,000) and intangibles ($800,000).

3. Contracts In Process

At December 31, 1999, billings of $470,000 on uncompleted poultry building contracts exceeded costs incurred of $306,000.

The above costs relate to the portion of the contracts for sale of poultry buildings and exclude amounts related to the sale of the Company's equipment. Revenue recognized on the building portion of the contracts was $5.8 million and $31.7 million in 1999 and 1998. Billings in excess of costs on uncompleted contracts are reported in other accrued liabilities.

4. Inventories

Inventories consist of the following:

(in thousands)                                       2000            1999
--------------------------------------------- ---------------- ----------------
Raw material                                      $  6,808        $   7,937
Work in process                                      1,834            2,025
Finished goods                                      18,118           19,733
--------------------------------------------- ---------------- ----------------
                                                    26,760           29,695
LIFO valuation allowance                               (54)             -
--------------------------------------------- ---------------- ----------------
Total                                              $26,706         $ 29,695
-------------------------------------------------------------------------------

Approximately 80% of the Company's inventories are stated on the LIFO basis at December 31, 2000, and 1999.

5. Property, Plant And Equipment

Property, plant and equipment consist of the following:

(in thousands)                                       2000            1999
--------------------------------------------- ---------------- ----------------
Land and improvements                             $  3,556         $  3,674
Buildings and improvements                          22,813           22,958
Machinery and equipment                             51,510           48,217
Construction in progress                               709            1,596
--------------------------------------------- ---------------- ----------------
                                                    78,588           76,445
Less accumulated depreciation                      (28,189)         (20,930)
--------------------------------------------- ---------------- ----------------
Total                                             $ 50,399         $ 55,515
-------------------------------------------------------------------------------

6. Intangibles

Intangibles consist of the following:

(in thousands)                                       2000            1999
--------------------------------------------- ---------------- ----------------
Goodwill                                          $ 89,274         $ 91,607
Accumulated amortization                            (8,749)          (6,490)
--------------------------------------------- ---------------- ----------------
Goodwill - net                                      80,525           85,117
--------------------------------------------- ---------------- ----------------
Deferred finance costs and other                     3,621            2,821
Accumulated amortization                            (2,298)          (1,781)
--------------------------------------------- ---------------- ----------------
Deferred finance costs and other - net               1,323            1,040
--------------------------------------------- ---------------- ----------------
Total                                             $ 81,848         $ 86,157
-------------------------------------------------------------------------------

7. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)                                       2000            1999
--------------------------------------------- ---------------- ----------------
Salaries, wages and benefits                      $ 10,308         $  6,269
Warranty                                             3,434            2,380
Income taxes                                           303              858
Other                                                5,708            7,569
--------------------------------------------- ---------------- ----------------
Total                                             $ 19,753         $ 17,076
-------------------------------------------------------------------------------

8. Long-Term Debt

Long-term debt consists of the following:

(in thousands)                                       2000            1999
--------------------------------------------- ---------------- ----------------
Revolving line of credit
   U.S. dollar                                    $ 31,750         $ 43,375
   Foreign currency (German
     mark)                                          27,241           29,245
Term loans payable to bank
     and other                                       4,183            5,235
--------------------------------------------- ---------------- ----------------
     Total debt                                     63,174           77,855
Less current portion                                   669              795
--------------------------------------------- ---------------- ----------------
     Total                                        $ 62,505         $ 77,060
-------------------------------------------------------------------------------

In conjunction with the 1999 closing of the Roxell acquisition, the Company entered into an amendment to its existing credit agreement. The revolving credit facility, as amended, provides the Company $135,000,000 in borrowing capability. There is no mandatory principal amortization prior to maturity in 2004; however, the Company remains subject to certain financial and business covenants customary for credit facilities of this type. The revolving credit facility allows for borrowings in certain foreign currencies up to the U.S. dollar equivalent of $50,000,000. Borrowings in U.S. dollars or other currencies under the amended agreement bear interest at rates ranging from 0.55% to 1.225% over the applicable currency rate (LIBOR, EURIBOR, etc.) depending upon certain financial ratios. At December 31, 2000, the rates on the revolving credit facility ranged from 3.91% to 7.37%. At December 31, 2000, the Company had approximately $53,809,000 of availability under the revolving credit facility.

Under the credit agreement, CTB, Inc., a wholly-owned subsidiary of the Company, is required to maintain a minimum net worth, which increases quarterly by an amount equal to 50.0% of the quarterly earnings of CTB, Inc. This covenant limits the dividends CTB, Inc. can pay to the Company and, therefore, the dividends the Company can pay to its shareholders. The Company was in compliance with all debt covenants at December 31, 2000.

Term loans bear interest at rates ranging from 4.40% to 6.70% and certain amounts are collateralized by named assets of Fancom and Sibley.

Interest paid was approximately  $4,407,000;  $5,735,000 and $3,387,000 in 2000,
1999 and 1998, respectively.

In conjunction with the debt agreements, the Company maintains various interest rate swap agreements which effectively converted the equivalent of $42,241,000 and $53,200,000 of the revolver debt at December 31, 2000, and 1999 into approximately 4.79% and 5.27% fixed rate debt on a weighted average basis. The swaps have variable maturity dates, the latest expiring January 12, 2004.

The weighted average interest on total debt outstanding at December 31, 2000, and 1999, after considering the effect of interest rate swaps, was 5.51% and 5.64%, respectively.

The carrying value of debt approximates fair value because the floating interest rates reflect market rates. The fair value of interest rate swaps was $1,106,000; $1,192,000 and ($191,000) at December 31, 2000, 1999 and 1998,
respectively.

Foreign currency debt has been incurred to finance a foreign acquisition and provides a natural hedge of debt service with the commensurate cash flows of the acquired entity. The use of foreign currency debt to finance a foreign acquisition may result in certain foreign exchange fluctuations that are accounted for as foreign currency translation adjustment in shareholders' equity.

The aggregate maturities of long-term debt at December 31, 2000, are as follows:

(in thousands)
-------------------------------------------------------------------
                   Term Loans         Revolver        Total
2001                $     669        $       --     $     669
2002                      697                --           697
2003                      313                --           313
2004                      296            58,991        59,287
2005                      301                --           301
Thereafter              1,907                --         1,907
----------------- ---------------- --------------- ----------------
   Total            $   4,183        $   58,991     $  63,174
-------------------------------------------------------------------

9. Commitments And Contingencies

There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. This includes, but is not limited to, a number of separate actions, in various venues, brought by poultry growers in connection with an expansion project in Alabama, which allege breach of contract and related claims arising from alleged defects in relation to poultry buildings and equipment. These actions are all in their initial stages and little discovery has been conducted, but based on its current knowledge the Company believes these actions either lack substantial merit or that it has meritorious defenses and the Company intends to defend each of these actions vigorously. While the Company is unable to predict with certainty the outcome of any of the current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of any such proceeding will have a material adverse effect on its financial position or results of operations.

The Company has a Management Incentive Compensation Plan whereby certain employees are eligible for annual bonuses based upon achievement of certain financial goals, including diluted earnings per share and business unit operating targets.

The Company has contracts that commit it to purchase fixed quantities of certain raw materials and semi-finished products. The contracts, which are generally of one year or less in duration, require the Company to purchase approximately $2.1 million at December 31, 2001.

The Company leases certain property and equipment including some plant facilities, property, warehouses, vehicles and manufacturing equipment, under operating leases which generally expire over the next eight years. The Company has a property lease which can be renewed every five years, for up to 30 years, expiring in 2039. Some of these operating leases provide the Company with the option to purchase the property or renew the lease, generally at current market rates. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

Minimum payments for operating leases having non-cancelable terms in excess of one year are as follows:

(in thousands)
  --------------------------------------------------------
  2001                                        $  936
  2002                                           643
  2003                                           400
  2004                                           289
  2005                                           131
  Thereafter                                     612
  ------------------------------------- ------------------
  Total minimum lease payments                $3,011
  --------------------------------------------------------

Rent expense under operating leases amounted to $1,005,000; $643,000 and $261,000 in 2000, 1999 and 1998, respectively.

10. Profit Sharing

The Company has a qualified defined contribution profit-sharing retirement plan that covers substantially all employees who are not participants in certain defined benefit plans. The plan provides that Company contributions be made in amounts as determined by the Company's Board of Directors. Contributions are allocated to participants on the basis of proportionate compensation at the close of each fiscal year. Benefits to participants are limited to funds in their individual accounts, which may also be held in Company stock. The Company recorded expenses related to the plan and predecessor plans of approximately $1,992,000; $988,000 and $927,000 in 2000, 1999 and 1998, respectively.

The profit-sharing plan and predecessor plans, plus an additional plan at one U.S. subsidiary, have 401(k) provisions which allow participants to contribute a percentage of their pre-tax compensation to the plans within Internal Revenue Code limits. Upon authorization of the Board of Directors, the Company may make matching contributions. Matching contributions made by the Company to these plans approximated $434,000; $472,000 and $420,000 in 2000, 1999 and 1998,
respectively.

11. Pension Plans

The Company has a defined benefit pension plan covering certain employees at a specified domestic business unit. The benefits for this plan are based on years of service and stated amounts for each year of service. Additionally, the Company has foreign pension obligations related to mandatory pension plans, which are multi-employer plans as defined in SFAS No. 87, "Employers' Accounting for Pensions." The benefits for foreign pension plans are based on years of service and compensation levels for the covered employees. Net pension expense for these domestic and foreign plans includes the following components:

(in thousands)                                                      2000               1999
------------------------------------------------------------ ------------------ -------------------
Service cost                                                       $   211           $    203
Interest cost                                                          167                162
Expected return on assets                                              (51)               (53)
Net amortization and deferral                                           76                 77
------------------------------------------------------------ ------------------ -------------------
Net periodic pension cost                                          $   403           $    389
---------------------------------------------------------------------------------------------------

Summary information of the Company's plans are as follows:

(in thousands)                                                      2000               1999
------------------------------------------------------------ ------------------ -------------------
Change in benefit obligation:
Benefit obligation at beginning of year                            $ 2,986           $  1,548
Acquisition of Roxell                                                   --              1,221
Service cost                                                           211                203
Interest cost                                                          167                162
Benefits paid                                                         (398)                --
Actuarial loss                                                         (84)               (77)
Exchange rate changes                                                 (129)               (71)
------------------------------------------------------------ ------------------ -------------------
Benefit obligation at end of year                                    2,753              2,986
------------------------------------------------------------ ------------------ -------------------
Change in plan assets:
Fair value of plan assets at beginning of year                       1,046                 83
Acquisition of Roxell                                                   --                790
Contributions                                                          276                122
Benefits paid                                                         (398)                --
Actual return on plan assets                                            42                 51
Exchange rate changes                                                  (63)                --
------------------------------------------------------------ ------------------ -------------------
Fair value of plan assets at end of year                               903              1,046
------------------------------------------------------------ ------------------ -------------------
Funded status                                                       (1,850)            (1,940)
Unrecognized net actuarial (gain) loss                                   8                (26)
Unrecognized prior service cost                                        817              1,047
------------------------------------------------------------ ------------------ -------------------
     Accrued benefit cost                                          $(1,025)          $   (919)
---------------------------------------------------------------------------------------------------

The projected benefit obligation for the domestic plan was determined using a weighted average discount rate of 7.5% in 2000 and 1999. The benefit multiplier was increased $1.00 per year until the participant's normal retirement date. The expected rate of return on plan assets was 9.0%.

The projected benefit obligation for the foreign plans was determined using a weighted average discount rate of 5.5% and expected rate of return on plan assets of 5.5%.

The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act (ERISA) or the respective foreign government law.

12. Postretirement Health Care Benefit Plans

The Company provides medical and dental benefit programs for retired employees and certain employees near retirement.

In December 2000, the Company approved amendments to medical and dental benefits programs for retired employees. The amendments limit eligibility to retirees currently eligible for the benefits and current employees that meet certain eligibility requirements. Amendments to the plan limiting eligibility have been reflected as a curtailment and the Company recorded a curtailment gain of $909,000 as a reduction of selling, general and administrative expenses in 2000.

The Company's postretirement plans are unfunded and use the minimum amortization method for recognizing gains and losses for postretirement benefits as prescribed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Summary information of the Company's plan is as follows:

(in thousands)                                          2000               1999
------------------------------------------------ ------------------ ------------------
Change in benefit obligation:
Benefit obligation at beginning of year              $  2,679           $  2,561
Service cost                                              241                221
Interest cost                                             195                167
Plan participants' contributions                          140                108
Actuarial (gain) loss                                    (163)                69
Curtailment gain                                         (909)                --
Benefits paid                                            (385)              (447)
------------------------------------------------ ------------------ ------------------
Benefit obligation at end of year                       1,798              2,679
------------------------------------------------ ------------------ ------------------
Fair value of plan assets at end of year                   --                 --
------------------------------------------------ ------------------ ------------------
Funded status                                          (1,798)            (2,679)
Unrecognized net actuarial gain                          (186)              (177)
Unrecognized prior service cost                           151                331
------------------------------------------------ ------------------ ------------------
     Accrued benefit cost                            $ (1,833)          $ (2,525)
--------------------------------------------------------------------------------------

The accumulated postretirement benefit obligation was determined using relevant actuarial assumptions and the timing of the Company's medical and dental plans. The effect of a 1.0% annual increase in the assumed medical inflation rate on the accumulated postretirement benefit obligation and the related expense would be insignificant.

Measurement of the accumulated postretirement obligation was based on a 7.25% discount rate at December 31, 2000, and 7.5% at December 31, 1999. In 2000, medical trend rates were assumed at 11% trending down to 6% and in 1999, medical trend rates were assumed at 12.0% (under age 65) and 8.0% (over age 65) trending down to 6.0%.

The Company funds medical and dental costs as incurred. The components of net periodic postretirement benefit expense are as follows:

(in thousands)                                         2000              1999              1998
------------------------------------------------ ----------------- ----------------- -----------------
Service cost                                         $  241            $  221            $  154
Interest cost                                           195               167               118
Net amortization and deferral                            20                 7               (22)
Curtailment gain                                       (909)               --                --
------------------------------------------------ ----------------- ------------------- ---------------
     Total                                           $ (453)           $  395            $  250
------------------------------------------------------------------------------------------------------

13. Shareholders' Equity

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

14. Stock Option Plans

Executives and other key employees have been granted options to purchase common shares of the Company. In each case, the option price equals or exceeds the fair market value of the common shares on the day of the grant. An option's maximum term is ten years. Options granted vest (i) in seven years or over an accelerated period of five to six years should certain annual or cumulative earnings targets be met, or (ii) over an elapsed time of three to six years from the grant date.

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) the Company has elected to apply the accounting prescribed by Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated in the table below:

(in thousands, except per share amounts)                2000             1999             1998
------------------------------------------------- ---------------- ---------------- ----------------
Net income:
     As reported                                     $ 12,990         $ 10,216         $  9,196
     Pro forma                                         12,508            9,738            8,964
Net income per share - basic:
     As reported                                     $   1.18         $   0.85         $   0.73
     Pro forma                                           1.14             0.81             0.71
Net income per share - diluted:
     As reported                                     $   1.16         $   0.83         $   0.71
     Pro forma                                           1.11             0.79             0.69
----------------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                        2000             1999             1998
------------------------------------------------- ---------------- ---------------- ----------------
Volatility                                               40%             35%             30-35%
Expected dividend yield                                   0%              0%                 0%
Risk-free interest rate                               4.98-6.22%      4.95-4.98%       4.31-5.73%
Expected life of options                               6 years          5 years          6 years
----------------------------------------------------------------------------------------------------

The weighted average fair value of options granted during 2000, 1999 and 1998 was $3.66, $2.12, and $5.72 per share, respectively.

Changes in shares under option are summarized below:

                                          2000                        1999                         1998
------------------------------ ---------------------------- -------------------------- -------------------------------
                                                Weighted                    Weighted                      Weighted
                                                 Average                     Average                       Average
                                 Number of      Exercise      Number of     Exercise     Number of        Exercise
                                  Shares          Price         Shares        Price        Shares           Price
------------------------------ -------------- ------------- ------------- ------------ ------------- -----------------
Outstanding beginning
     of year                      1,153,640        $ 7.77       928,758       $ 6.90       836,716            $ 3.46
Granted                              57,000          7.51       300,000         9.17       350,000             13.81
Exercised                           (36,280)         0.83       (11,256)        0.83      (169,632)             0.83
Forfeited                           (92,536)         5.33       (63,862)        2.89       (88,326)            13.46
------------------------------ -------------- ------------- ------------- ------------ ------------- -----------------
Outstanding end of
      year                        1,081,824        $ 8.19     1,153,640       $ 7.77       928,758            $ 6.90
------------------------------ -------------- ------------- ------------- ------------ ------------- -----------------
Exercisable end of
year                                328,195        $ 2.93       269,356       $ 2.52       285,868            $ 2.28
----------------------------------------------------------------------------------------------------------------------

Options outstanding and exercisable at December 31, 2000, are summarized below:

----------------------------------------------------------------------------------------------------------------------
                                        Options Outstanding                              Options Exercisable
                           Number            Remaining         Weighted Avg.           Number           Weighted Avg.
Exercise Prices          Outstanding      Contractual Life    Exercise Price         Exercisable       Exercise Price
$0.83-$4.96                 327,032              5.0                $0.83              261,728              $0.83
$6.38-$7.97                 242,000              8.4                $6.84                   --                 --
$10.92-$14.25               512,792              7.1               $13.53               66,467             $11.22
--------------------- ------------------                                        -------------------
   Total                  1,081,824                                                    328,195
----------------------------------------------------------------------------------------------------------------------

15. Income Taxes

The elements of the provision for income taxes are as follows:

(in thousands)                                                  2000              1999              1998
--------------------------------------------------------- ----------------- ----------------- -----------------
Current:
    U.S. federal                                              $ 7,627           $ 3,078           $ 5,965
    State                                                       1,224               680             1,019
    Foreign                                                       663             2,299               990
--------------------------------------------------------- ----------------- ----------------- -----------------
Total current                                                   9,514             6,057             7,974
--------------------------------------------------------- ----------------- ----------------- -----------------

Deferred:
    U.S. federal                                                 (395)            1,266            (1,613)
    State                                                         (56)              181              (230)
    Foreign                                                      (403)             (684)               49
--------------------------------------------------------- ----------------- ------------------ ------------------
Total deferred                                                   (854)              763            (1,794)
--------------------------------------------------------- ----------------- ------------------ ------------------
       Provision for income taxes                             $ 8,660           $ 6,820           $ 6,180
-----------------------------------------------------------------------------------------------------------------

Income taxes paid were approximately $11,339,000; $8,829,000 and $8,778,000 in 2000, 1999 and 1998, respectively. At December 31, 2000, the Company has recorded in accounts receivable both income tax overpayments and refund claims of $2,324,000 and at December 31, 1999, had recorded $1,771,000 of tax overpayments in prepaid expenses.

A reconciliation of the net effective tax for consolidated operations to the U.S. statutory federal income tax is as follows:

(in thousands)                                                  2000              1999              1998
--------------------------------------------------------- ----------------- ----------------- -----------------
U.S. tax at federal statutory rate                            $ 7,578           $ 5,963           $ 5,376
Increase (decrease) in tax resulting from:
    State income taxes, net of U.S. tax benefit                   759               559               512
    FSC benefit                                                  (228)             (240)             (228)
    Goodwill                                                      384               389               361
    Other, net                                                    167               149               159
--------------------------------------------------------- ----------------- ----------------- -----------------
       Provision for income taxes                             $ 8,660          $  6,820           $  6,180
---------------------------------------------------------------------------------------------------------------

Deferred tax assets and liabilities are as follows:

(in thousands)                                                      2000                     1999
--------------------------------------------------------- ---------------------- -------------------------
Deferred tax assets (liabilities) - current:
    Accrued liabilities                                             $   1,926              $   2,058
    Inventories                                                        (1,225)                (1,439)
    Allowance for doubtful accounts receivable                            671                    281
--------------------------------------------------------- ---------------------- -------------------------
Total current                                                           1,372                    900
--------------------------------------------------------- ---------------------- -------------------------

Deferred tax assets (liabilities) - non-current:
    Property, plant and equipment                                      (9,530)                (9,888)
    Goodwill                                                             (985)                  (704)
    Foreign losses                                                         57                     --
    Accrued postretirement benefit cost                                 1,406                  1,631
    Net foreign tax credit carryforward                                   262                     --
    Other                                                                (192)                  (488)
--------------------------------------------------------- ---------------------- -------------------------
Total non-current                                                      (8,982)                (9,449)
--------------------------------------------------------- ---------------------- -------------------------
       Total deferred income tax                                    $  (7,610)             $  (8,549)
----------------------------------------------------------------------------------------------------------

The foreign tax credit carryforward expires at the end of 2004.

16. Segments

Effective January 1, 2000, the Company's organizational structure and internal financial reporting were reorganized primarily on the basis of business units generally determined by geographic location and type of agricultural market served. The Company believes certain operating segments have similar economic characteristics that meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Accordingly, for 2000 the Company is reporting three operating segments.

Based on the organizational and reporting structure that existed in 1999 and 1998 and following the aggregation criteria of SFAS 131, the Company operated in only one segment in those years. It is impracticable to obtain segment data for 1999 and 1998 that is comparable to the 2000 data.

The Company's products for the Protein Group Segment consist of systems which deliver feed and water, and provide a comfortable climate for poultry and hogs, thereby creating an optimum growing environment for efficient production of meat and eggs. Protein Group Segment sales are primarily in the U.S. and Canada. The Grain Segment manufactures a wide variety of models of grain storage bins and handling systems for on-farm and commercial grain storage. The Grain Segment also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. Grain Segment sales are primarily to customers in the U.S. and Canada. The International Segment manufactures and markets products similar to those of the Protein Group and Grain Segments. Sales in the International Segment, however, are generally to customers outside the U.S. and Canada. Inter-segment sales are generally recorded at standard cost plus five percent.

Management evaluates performance based upon operating earnings before interest and income taxes. The Company does not maintain for each of its operating segments separate stand-alone financial statements prepared in accordance with generally accepted accounting principles.

Following is segment information for the year ended December 31, 2000.

  (in thousands)                Protein Group         Grain       International      Other       Consolidated
 --------------------------- ------------------- --------------- ---------------- ------------ -----------------
 Sales to third parties              $  92,610        $ 86,294         $ 80,211     $     --         $ 259,115
 Inter-segment sales                    12,787          11,859            2,510      (27,156)               --
 Operating profit                       17,820          19,325            7,805      (18,912)           26,038
 Capital expenditures                    1,604             837            1,110          701             4,252
 Total assets                           32,329          51,526           60,351       51,151           195,357
 Depreciation and
  amortization of goodwill               2,799           2,696            2,203        2,555            10,253
----------------------------------------------------------------------------------------------------------------

"Other" consists primarily of eliminations for inter-segment sales and corporate-related assets. Additionally, "Other" includes the costs for shared services functions, such as Finance, Information Systems and Administration and for shared manufacturing cost centers for the Milford, Indiana, operations.

United States and foreign operations, which include subsidiaries in Belgium, the Netherlands and Brazil, are shown below. Net sales amounts are based on the location of the selling entity.

(in thousands)                                  2000                   1999                   1998
--------------------------------------- ---------------------- ---------------------- ----------------------
Net sales:
    United States                            $ 211,432              $ 217,504              $ 240,348
    Belgium                                     26,675                 30,210                     --
    The Netherlands                             17,921                 20,724                 29,987
    Brazil                                       3,087                  4,165                  1,845
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                    $ 259,115              $ 272,603              $ 272,180
--------------------------------------- ---------------------- ---------------------- ----------------------
Long-lived assets:
    United States                            $  97,121              $ 102,433              $ 104,340
    Belgium                                     25,183                 27,895                     --
    The Netherlands                             10,074                 10,959                 13,542
    Brazil                                         611                    643                    239
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                    $ 132,989              $ 141,930              $ 118,121
------------------------------------------------------------------------------------------------------------

Net sales (based on destination) were as follows:

(in thousands)                                  2000                   1999                   1998
--------------------------------------- ---------------------- ---------------------- ----------------------
    United States                            $ 164,086              $ 176,157              $ 193,534
    Latin America                               23,275                 20,813                 21,497
    Europe/Middle East                          46,974                 54,600                 39,310
    Asia                                        12,553                 10,461                  7,881
    Canada                                      12,227                 10,572                  9,958
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                    $ 259,115              $ 272,603              $ 272,180
------------------------------------------------------------------------------------------------------------

17. Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)
----------------------------------------- --------------------------------------------------------------------------
                                                                     Three months ended
2000                                           March 31           June 30         September 30       December 31
----------------------------------------- ------------------ ------------------ ----------------- ------------------
Sales                                            $ 57,752           $ 74,294          $ 81,551           $ 45,518
Gross profit                                     $ 16,132           $ 20,113          $ 23,791           $  9,185
     Gross margin                                   27.9%              27.1%             29.2%              20.2%
Operating income                                 $  4,835           $  8,761          $ 11,747           $    695
     Operating income margin                         8.4%              11.8%             14.4%               1.5%
Net income                                       $  2,248           $  4,407          $  6,475           $  (139)
Basic earnings per share                         $   0.20           $   0.40          $   0.59           $ (0.01)
Basic weighted average shares                      11,263             10,970            10,930             11,015
Diluted earnings per share                       $   0.20           $   0.39          $   0.58           $ (0.01)
Diluted weighted average shares                    11,479             11,182            11,139             11,112
--------------------------------------------------------------------------------------------------------------------

(in thousands, except per share amounts)
----------------------------------------- --------------------------------------------------------------------------
                                                                     Three months ended
1999                                          March 31            June 30         September 30       December 31
----------------------------------------- ------------------ ------------------ ----------------- ------------------
Sales                                            $ 59,905           $ 76,260          $ 84,088           $ 52,350
Gross profit                                     $ 13,918           $ 20,438          $ 22,502           $ 13,211
     Gross margin                                   23.2%              26.8%             26.8%              25.2%
Operating income                                 $  3,016           $  8,110          $ 10,533           $  3,566
     Operating income margin                         5.0%              10.6%             12.5%               6.8%
Net income                                       $    329           $  3,802          $  4,883           $  1,202
Basic earnings per share                         $   0.03           $   0.32          $   0.41           $   0.10
Basic weighted average shares                      12,106             12,022            12,022             11,998
Diluted earnings per share                       $   0.03           $   0.31          $   0.40           $   0.10
Diluted weighted average shares                    12,330             12,277            12,282             12,206
--------------------------------------------------------------------------------------------------------------------

The total quarterly income per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

18. Related Party Transactions

The Company is required to pay annual management fees of $300,000 plus expenses to American Securities Capital Partners, L.P. (ASCP), a related party through stock ownership. These expenses have been charged to operations during 2000, 1999 and 1998.

The Earn-Out payments related to the 1996 acquisition of the Company in a leveraged buyout transaction totaled $1,760,000 and $5,280,000 in 2000 and 1999. These amounts were paid to predecessor company shareholders, certain of whom are current directors and officers of the Company.

19. Restructuring

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

In December 2000, the Company implemented expense reduction actions including restructuring its Fancom Group operations in the Netherlands to reduce Fancom's workforce by nearly 20 percent and to consolidate two Netherlands-based Fancom facilities by moving the current Wierden operations to Fancom's Panningen headquarters facility. Additionally, the Company made adjustments to the cost structure at its Milford, Indiana, headquarters location and at certain other operating units to further reduce expenses. These actions resulted in a pre-tax charge of $0.7 million, of which $0.2 million was recorded in cost of sales and $0.5 million was charged to selling, general and administrative expenses.

Restructuring expenses recorded during the fourth quarter of 1999 were fully paid in 2000. The $0.7 million balance recorded at December 31, 2000, to be paid in future periods, is reported in accrued liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

The Company had no changes in or disagreements with accountants on accounting and financial disclosure.

================================================================================
PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Directors and Executive Officers of the Company

                                                                                                        Director/
     Name                         Age     Position with Company                                       Officer Since
     J. Christopher Chocola        39     Chairman of the Board                                            1991
     Victor A. Mancinelli          57     President and Chief Executive Officer, Director                  1999
     Caryl M. Chocola              62     Director                                                         1976
     Michael G. Fisch              38     Director                                                         1995
     Larry D. Greene               43     Director                                                         1997
     Frank S. Hermance             52     Director                                                         1997
     David L. Horing               38     Director                                                         1995
     Charles D. Klein              62     Director                                                         1995
     Danny DeRouck                 37     Managing Director, Roxell N.V.                                   2000
     Randy S. Eveler               36     Vice President & Corporate Controller, CTB, Inc.                 1999
     Michael J. Kissane            43     Vice President, General Counsel & Secretary                      1993
     Mark A. Lantz                 40     Vice President & General Manager, CTB, Inc.                      1996
     George W. Murdoch             41     Executive Vice President & General Manager, CTB, Inc.            1998
     Douglas J. Niemeyer           53     Vice President & General Manager, CTB, Inc.                      2000
     Don J. Steinhilber            43     Vice President & Chief Financial Officer                         1994

J. Christopher Chocola - Chairman of the Board since April 1999. Mr. Chocola served as President of the Company from February 1996 to April 1999 and Chief Executive Officer of the Company from April 1997 to April 1999. Mr. Chocola has served as Chief Executive Officer of CTB (prior to January 1996, the Predecessor Company) from March 1994 to April 1999. From July 1993 to February 1994, Mr. Chocola served as Executive Vice President of the Predecessor Company. From November 1993 to July 1996, Mr. Chocola served as the General Manager of the Chore-Time division. From October 1991 to November 1993, Mr. Chocola served as the General Manager of the Brock division. Mr. Chocola joined the Predecessor Company in 1988. Mr. Chocola was elected to the Board of Directors of the Predecessor Company in February 1991 and of the Company in February 1996.

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

Danny DeRouck - Managing Director of Roxell N.V., Maldegem, Belgium since June 2000. Mr. DeRouck served as Commercial Director of Roxell N.V. from 1995 until June 2000. Prior to 1995, Mr. DeRouck served in various sales related functions at Roxell N.V.

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

Mark A. Lantz - Vice President and General Manager - Grain Systems Business of CTB since June 2000. Mr. Lantz served as Vice President and General Manager - Egg Production Systems from February 1996 until June 2000. Mr. Lantz served as Vice President-Operations of CTB from February 1996 until May 1997. Mr. Lantz served as Operations Manager of CTB (prior to January 1996, the Predecessor Company) from November 1993 until February 1996, as Vice President-Manufacturing of the Predecessor Company from July 1993 until November 1993 and as Plant Manager of CTB (prior to January 1996, the Predecessor Company) from October 1991 until July 1993. Mr. Lantz joined the Predecessor Company in 1989.

George W. Murdoch - Executive Vice President and General Manager - International Business since January 1998. Mr. Murdoch served as Vice President of International Marketing from September 1996 to January 1998, as European Sales Manager from August 1994 to September 1996, as Sales Manager-Latin America from January 1994 to August 1994, and Regional Sales Manager from January 1991 to January 1994.

Douglas J. Niemeyer - Vice President and General Manager - Egg Production Systems of CTB since September 2000. Prior to joining the Company, Mr. Niemeyer was President and General Manager of ABB's North American Fan Group from 1991.

Don J. Steinhilber - Vice President, Chief Financial Officer and Treasurer of the Company from April 1997 to September 2000 and since December 2000. Mr. Steinhilber served as Vice President of Business Planning and Development from September 2000 to December 2000. Mr. Steinhilber served as Vice President and Assistant Treasurer of the Company from December 1995 until April 1997. Since December 1996, Mr. Steinhilber has served as Vice President, Chief Financial Officer and Treasurer of CTB. From July 1993 to December 1996, Mr. Steinhilber served as Vice President and Treasurer of CTB (prior to January 1996, the Predecessor Company). From July 1991 to July 1993, Mr. Steinhilber served as International Controller of the Predecessor Company. Mr. Steinhilber joined the Predecessor Company in July 1991.

In response to Item 10,  reference is made to the information  under the caption
"Election of Directors" on CTB International Corp.'s Proxy Statement for the 2001 annual meeting of shareholders which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

In response to this Item, reference is made to the information under the caption "Executive Compensation," and "Report of the Compensation Committee on Executive Compensation" on CTB International Corp.'s Proxy Statement for the 2001 annual meeting of shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

In response to this Item, reference is made to the information under the caption "Principal Shareholders" on CTB International Corp.'s Proxy Statement for the 2001 annual meeting of shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Stock Purchase Agreement

Pursuant to the Stock Purchase Agreement dated November 1995, the Company agreed to make certain contingent payments to the Predecessor Company shareholders (the "Earn-Out Amount") based on a calculation of cumulative Earnings Before
Interest, Taxes, Depreciation and Amortization ("EBITDA") calculated in accordance with the Stock Purchase Agreement. The Earn-Out Amount was determined based on cumulative EBITDA for the three-year period ended December 31, 1998.
The  cumulative  EBITDA  target was  subject to  adjustment  in the event of any merger, acquisition, divestiture or other extraordinary transaction. An amendment to the Stock Purchase Agreement to give effect to the Kansas City Grain Systems Division Acquisition, the Fancom Acquisition and the Vinyl Division Divestiture revised the EBITDA target from $89.5 million to $103.4 million.

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

================================================================================
PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a.)1.  Financial Statements and Independent Auditors' Report            Page 16

(a.)2.  Financial Statement Schedule

Schedule I - Parent Company Financial Statements                         Page 40
Schedule II - Valuation and Qualifying Accounts                          Page 41

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of CTB International Corp. or the Notes thereto.

(a.)3.  Exhibits

The exhibits filed with this report are listed on the "Exhibit Index" on page 43 and 44.

(b.)    Reports on Form 8-K

CTB International Corp. Adds Depth to Management Team with New Position and New CFO.

CTB International Corp. Completes  Acquisition  of ABC  Grain  Handling  Product
Lines.

CTB International Corp. Comments on Expected Fourth Quarter Results; Announces Change in CFO.

   SCHEDULE I
   PARENT COMPANY FINANCIAL STATEMENTS

       As discussed in Note 8, under the terms of the Credit Agreement, CTB, Inc., the Company's wholly-owned subsidiary, is limited in the dividends it may distribute to the Company, subject to meeting certain financial goals and requirements. Accordingly, the following parent-company-only financial statements are presented because the distribution of the net assets of CTB, Inc. is restricted.

                                           Condensed Balance Sheets
                                          December 31, 2000 and 1999
                                                (in thousands)

                                                                                    2000          1999
       Assets
           Equity investment in subsidiaries                                       $87,013       $80,754
                                                                               ------------  ------------
               Total Assets                                                        $87,013       $80,754
                                                                               ============  ============

       Liabilities and Shareholders' Equity
           Shareholders' Equity                                                    $87,013       $80,754
                                                                               ------------  ------------
               Total Liabilities and Shareholders' Equity                          $87,013       $80,754
                                                                               ============  ============

                                        Condensed Statements of Income
                                 Years Ended December 31, 2000, 1999 and 1998
                                                (in thousands)

                                                                      2000         1999          1998
       Equity in undistributed net income of subsidiaries            $12,990       $10,216        $9,196
                                                                 ------------  ------------  ------------
               Net Income                                            $12,990       $10,216        $9,196
                                                                 ============  ============  ============

                                      Condensed Statements of Cash Flows
                             For the Years Ended December 31, 2000, 1999 and 1998
                                                (in thousands)

                                                                      2000         1999          1998
       Cash flows from operating activities
           Net income                                                $12,990       $10,216        $9,196
           Adjustments to reconcile net income to net cash
               provided by operating activities:
               Equity in undistributed net income of
               subsidiaries                                          (12,990)      (10,216)       (9,196)
                                                                 ------------  ------------  ------------
           Net cash provided by operating activities                      --            --            --
                                                                 ------------  ------------  ------------
       Net increase in cash                                               --            --            --
       Cash at beginning of period                                        --            --            --
                                                                 ------------  ------------  ------------
       Cash at end of the period                                     $    --       $    --        $   --
                                                                 ============  ============  ============

Note 1 - The Company uses the equity method of accounting for its investment in subsidiaries.
Note 2 - See the Notes to the Company's 2000 Consolidated Financial Statements for a complete description of the Company's accounting policies.

SCHEDULE II

                                             VALUATION AND QUALIFYING ACCOUNTS
                                       Years Ended December 31, 2000, 1999 and 1998
                                                      (in thousands)

                  Column A                        Column B             Column C                Column D          Column E
         ----------------------------          ------------- ---------------------------     ------------     -------------
                                                                       Additions
                                                              ---------------------------
                                                 Balance at    Charged to    Charged to                         Balance at
                                                 beginning      costs &        other                              end of
                                                 of period      expenses      accounts        Deductions          period
                                               ------------- ------------- -------------     -------------    -------------
    2000
         Allowance for doubtful accounts . . .     $1,086        $1,158       $ (16)(2)          $321(1)          $1,907
         Inventory obsolescence reserve . . .       1,071           718         (14)(2)            56              1,719

    1999
         Allowance for doubtful accounts . . .     $1,122         $ 499       $ 240(2)           $775(1)          $1,086
         Inventory obsolescence reserve . . .         634           488         251(2)            302              1,071

    1998
         Allowance for doubtful accounts . . .       $657          $568       $   -              $103(1)          $1,122
         Inventory obsolescence reserve. . . .        554           188           -               108                634

  (1)    Uncollectible accounts written off
  (2) Charges to other accounts include foreign currency translation and reserves acquired in business combinations

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CTB International Corp.


                                          By:  _________________________________
                                                   Victor A. Mancinelli
                                                   Director, President and
                                                   Chief Executive Officer

March 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CTB International Corp. and in the capacities and on the dates indicated.

         Signature                                       Title                                     Date
        -----------                                      ------                                   ------
/s/   J. Christopher Chocola                Director, Chairman of the Board                       3/19/01
---------------------------------------
   J. Christopher Chocola

/s/   Victor A. Mancinelli                  Director, President and Chief Executive               3/19/01
------------------------------------------
   Victor A. Mancinelli                     Officer (Principal Executive Officer)

/s/   Don J. Steinhilber                    Vice President and Chief Financial Officer            3/19/01
------------------------------------
   Don J. Steinhilber                       (Principal Financial and Accounting Officer)

/s/   Caryl M. Chocola                      Director                                              3/19/01
------------------------------------
   Caryl M. Chocola

/s/   Michael G. Fisch                      Director                                              3/19/01
-------------------------------------
     Michael G. Fisch

/s/   Larry D. Greene                       Director                                              3/19/01
-------------------------------------
   Larry D. Greene

/s/   Frank S. Hermance                     Director                                              3/19/01
------------------------------------
   Frank S. Hermance

/s/   David L. Horing                       Director                                              3/19/01
------------------------------------
   David L. Horing

/s/   Charles D. Klein                      Director                                              3/19/01
-----------------------------------
   Charles D. Klein

EXHIBIT INDEX

Exhibit
Number

3.1 Form of Restated Articles of Incorporation of the Company filed as Annex 1 to the Company's information statement on Schedule 14C dated November 12, 1999 (the "Information Statement") and incorporated herein by reference.
3.2        Restated By-Laws of the Company dated as of March 1, 2001.
4.1        Specimen Certificate of Common  Stock of the Company filed as Exhibit
           4.1 to the Company Registration Statement and incorporated herein by reference.
10.1       Commitment  Letter,  dated as of March 21,  1997,  by and among  CTB,
           Inc., and KeyBank National Association filed as Exhibit 10.1 to the Company Registration Statement and incorporated herein by reference.
10.2 Asset Purchase Agreement, dated as of March 31, 1997, by and among Butler Manufacturing Company and CTB, Inc., filed as Exhibit 10.2 to the Company Registration Statement and incorporated herein by reference.
10.3 Share Purchase Agreement, dated as of May 1, 1997, by and among Chore-Time Brock Holding B.V. and Halder Investments III B.V., V. Berger, A. Faber, J. Paquet, J.H.M. Cremers and H.W. Gootzen and Fancom Holding B.V. filed as Exhibit 10.3 to the Company Registration Statement and incorporated herein by reference.
10.4 Asset Purchase Agreement, dated as of May 29, 1997, between CTB, Inc., and Royal Crown Limited filed as Exhibit 10.4 to the Company Registration Statement and incorporated herein by reference.
10.5 Stock Purchase Agreement, dated as of November 29, 1995, by and among the Company, CTB Ventures, Inc., CTB, Inc., and the selling shareholders party thereto filed as Exhibit 10.5 to the Company Registration Statement and incorporated herein by reference.
10.6 Shareholders Agreement, dated as of January 4, 1996, by and among the Company and the Individual Shareholders party thereto filed as
           Exhibit 10.6 to the Company Registration Statement and incorporated herein by reference.
10.7 Board Representation Agreement, dated as of January 4, 1996, by and among American Securities Capital Partners, L.P., J. Christopher Chocola, Caryl Chocola and the Company filed as Exhibit 10.7 to the Company Registration Statement and incorporated herein by reference.
10.8 Form of Non-Qualified Stock Option Agreement filed as Exhibit 10.8 to the Company Registration Statement and incorporated herein by reference.
10.9 Profit-Sharing Plan filed as Exhibit 10.9 to the Company Registration Statement and incorporated herein by reference.
10.10 Management Incentive Compensation Plan filed as Exhibit 10.10 to the Company Registration Statement and incorporated herein by reference.
10.11 Escrow Agreement, dated as of November 29, 1995, by and among CTB Ventures, Inc., the shareholders party thereto and NBD Bank, N.A., filed as Exhibit 10.11 to the Company Registration Statement and incorporated herein by reference.
10.12 Management Consulting Agreement, dated as of January 4, 1996, by and among CTB, Inc. and American Securities Capital Partners, L.P., filed as Exhibit 10.12 to the Company Registration Statement and incorporated herein by reference.
10.13 Agreement for Partial Release of Escrowed Funds, dated as of March 1, 1997, by and among CTB, Inc. and each of the shareholders party thereto filed as Exhibit 10.13 to the Company Registration Statement and incorporated herein by reference.
10.14 Transaction Consulting Agreement, dated as of April 30, 1997, by and among the Company and American Securities Capital Partners, L.P., filed as Exhibit 10.14 to the Company Registration Statement and incorporated herein by reference.
10.15 Transaction Consulting Agreement, dated as of April 30, 1997, by and among CTB, Inc., and American Securities Capital Partners, L.P., filed as Exhibit 10.15 to the Company Registration Statement and incorporated herein by reference.
10.16 Acquisition Agreement of all shares of Roxell N.V., dated November 30, 1998, filed as Exhibit 99.2 to the Company's February 10, 1999, Form 8-K filing.
10.17 Representations and Warranties of Sellers, filed as Exhibit 99.3 to the Company's February 10, 1999, Form 8-K filing.
10.18 Amendment No. 3 dated as of November 19, 1998, to Credit Agreement dated as of August 15, 1997.
11 Computation of Earnings Per Share is presented in Note 1 to the Consolidated Financial Statements included in Item 8.
13 2000 Annual Report to Shareholders of CTB International Corp. is presented in Item 8.
21 Subsidiaries of CTB International Corp. filed as Exhibit 21 to the Company Registration Statement and incorporated herein by reference.
22 Plan of Merger and Reincorporation in the Company's Information Statement incorporated herein by reference.
23.1       Consent of Deloitte & Touche LLP.
27         Financial Data Schedule.

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-95843 of CTB International Corp. on Form S-8 of our report dated February 16, 2001, appearing in this Annual Report on Form 10-K of CTB International Corp. for the year ended December 31, 2000.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 19, 2001