Form 10-Q
period 2001-03-31
CTB INTERNATIONAL CORP
filed 2001-05-11
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At March 31, 2001, approximately 10,878,742 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                  Page
Part I
         Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2001 and
                  December 31, 2000                                                                 1

                  Condensed Consolidated Income Statements for the Three Months
                  Ended March 31, 2001 and 2000                                                     2

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2001 and 2000                                              3

                  Notes to Condensed Consolidated Financial Statements                              4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       11


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

Signature                                                                                        II-3


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CTB International Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets
                          (In thousands, except share and per share amounts)
                                             (Unaudited)

                                                                        March 31,       December 31,
                                                                          2001              2000
                                                                      --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $     1,964        $    2,009
   Accounts receivable - Net                                               33,330            29,324
   Inventories                                                             28,876            26,706
   Deferred income taxes                                                    1,395             1,372
   Prepaid expenses and other current assets                                1,256             2,957
                                                                      --------------    --------------
      Total current assets                                                 66,821            62,368

PROPERTY, PLANT AND EQUIPMENT - Net                                        49,023            50,399
INTANGIBLES - Net                                                          79,513            81,848
OTHER ASSETS                                                                1,238               742
                                                                      --------------    --------------
   TOTAL ASSETS                                                       $   196,595       $   195,357
                                                                      ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $    12,449       $    10,596
   Current portion of long-term debt                                          616               669
   Accrued liabilities                                                     18,194            19,753
   Deferred revenue                                                         2,706             2,489
                                                                      --------------    --------------
      Total current liabilities                                            33,965            33,507

LONG-TERM DEBT                                                             61,616            62,505
DEFERRED INCOME TAXES                                                       9,145             8,982
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                               3,284             3,350
COMMITMENTS AND CONTINGENCIES (See Note 5)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized;
     12,924,990 shares issued                                                 129               129
   Preferred stock - 6% cumulative, $.01 par value;
     4,000,000 shares authorized; 0 shares issued and outstanding               -                 -
   Additional paid-in capital                                              76,562            76,562
   Treasury stock, at cost;  2001 - 2,046,248 shares,
     2000 - 2,031,530 shares                                              (14,536)          (14,420)
   Reduction for carryover of predecessor cost basis                      (26,964)          (26,964)
   Accumulated other comprehensive income (loss):
      Foreign currency translation adjustment                              (4,012)           (3,097)
      Derivative and hedging activities                                       326                 -
   Retained earnings                                                       57,080            54,803
                                                                      --------------    --------------
         Total shareholders' equity                                        88,585            87,013
                                                                      --------------    --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   196,595       $   195,357
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

                                 CTB International Corp. and Subsidiaries
                                 Condensed Consolidated Income Statements
                                 (In thousands, except per share amounts)
                                               (Unaudited)

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                 2001              2000
                                                                            --------------    -------------
NET SALES                                                                   $    53,185       $   57,752
COST OF SALES                                                                    38,625           41,620
                                                                            --------------    -------------
     Gross profit                                                                14,560           16,132

OTHER OPERATING EXPENSE:
     Selling, general, and                                                        9,364           10,692
         administrative expenses
     Amortization of goodwill                                                       647              605
                                                                            --------------    -------------
 Operating income                                                                 4,549            4,835


INTEREST EXPENSE - Net                                                             (576)          (1,241)
OTHER (EXPENSE) INCOME - Net                                                       (174)             152
                                                                            --------------    -------------
INCOME BEFORE INCOME TAXES                                                         3,799           3,746

INCOME TAXES                                                                       1,520           1,498
                                                                            --------------    -------------
NET INCOME                                                                  $      2,279      $    2,248
                                                                            ==============    =============

EARNINGS PER SHARE:
     Basic:        Earnings per share                                       $       0.21      $     0.20
                                                                            ==============    =============
                   Weighted average shares                                        10,887          11,263
                                                                            ==============    =============
     Diluted:      Earnings per share                                       $       0.21      $     0.20
                                                                            ==============    =============
                   Weighted average shares                                        11,087          11,479
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

                                 CTB International Corp. and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                              (In thousands)
                                               (Unaudited)

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                            --------------------------------
                                                                                 2001              2000
                                                                            --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $      2,279      $    2,248
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                               1,993           1,860
        Amortization                                                                 752             720
        Foreign exchange loss                                                        161              33
        Equity in joint venture loss (gain)                                           15              (9)
        (Gain) loss on sale of assets                                                 (5)             21
        Deferred income taxes                                                       (114)             31
        Changes in operating assets and liabilities:
           Accounts receivable                                                    (4,095)         (3,215)
           Inventories                                                            (2,625)         (1,789)
           Prepaid expenses and other assets                                       1,675             164
           Accounts payable, accruals and other liabilities                          513          (1,802)
                                                                            --------------    --------------
              Net cash flows from operating activities                               549          (1,738)
                                                                            --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                                 (1,191)           (686)
     Proceeds from sale of assets                                                      -               3
                                                                            --------------    --------------
              Net cash flows from investing activities                            (1,191)           (683)
                                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                     (116)         (4,608)
     Exercise of stock options                                                         -              12
     Proceeds from long-term debt                                                 62,575          72,285
     Payments on long-term debt                                                  (61,860)        (65,169)
                                                                            --------------    --------------
              Net cash flows from financing activities                               599           2,520
                                                                            --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            (43)             99

NET EFFECT OF TRANSLATION ADJUSTMENT                                                  (2)           (409)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,009           2,439
                                                                            --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $      1,964      $    2,129
                                                                            ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 2000 which includes the Company's annual audited financial statements.

Note 2. Inventories

   Inventories consist of the following (in thousands):

                                                                 March 31,             December 31,
                                                                   2001                    2000
                                                             ------------------     -------------------
Raw material                                                 $      6,390            $      6,808
Work in process                                                     1,830                   1,834
Finished goods                                                     20,710                  18,118
                                                             ------------------     -------------------
                                                                   28,930                  26,760
LIFO valuation allowance                                              (54)                    (54)
                                                             ------------------     -------------------
   Total                                                     $     28,876            $     26,706
                                                             ==================     ===================

Note 3.  Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):

                                                                  March 31,             December 31,
                                                                     2001                   2000
                                                              -----------------      ------------------
Land and improvements                                         $     3,499            $      3,556
Buildings and improvements                                         22,588                  22,813
Machinery and equipment                                            51,988                  51,510
Construction in progress                                            1,013                     709
                                                              -----------------      ------------------
                                                                   79,088                  78,588
Less accumulated depreciation                                     (30,065)                (28,189)
                                                              -----------------      ------------------
   Total                                                      $    49,023             $    50,399
                                                              =================      ==================

Note 4.  Intangibles

   Intangibles consist of the following (in thousands):

                                                                  March 31,             December 31,
                                                                     2001                   2000
                                                              -----------------      ------------------
Goodwill                                                      $    87,486            $     89,274
Accumulated amortization                                           (9,189)                 (8,749)
                                                              -----------------      ------------------
Goodwill - Net                                                     78,297                  80,525
                                                              -----------------      ------------------
Deferred finance costs and other                                    3,621                   3,621
Accumulated amortization                                           (2,405)                 (2,298)
                                                              -----------------      ------------------
Deferred finance costs and other - Net                              1,216                   1,323
                                                              -----------------      ------------------
Total                                                         $    79,513            $     81,848
                                                              =================      ==================

Note 5.  Commitments and Contingencies

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

The Earn-Out payment related to the 1996 acquisition of the Company in a leveraged buyout transaction totaled $1,760,000 the first quarter of 2000. This amount was paid to predecessor company shareholders, certain of whom are current directors and officers of the Company.

Note 6.  Treasury Stock

At March 31, 2001 treasury stock consisted of 2,046,248 shares acquired, 14,718 of which were purchased at a cost of $116,244 during the three month period ending March 31, 2001. To date, 2,390,783 of the shares authorized have been repurchased, with 344,535 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 7.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2001 was $1.7 million compared to $1.6 million in the corresponding period of 2000. Net income was adjusted by the change in the cumulative translation adjustment and derivative and hedging activities to arrive at comprehensive income.

Note 8.  Segments

The Company's organizational structure and internal financial reporting are organized primarily on the basis of business units, generally determined by geographic location and type of agricultural market served. The Company believes certain operating segments have similar economic characteristics that meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Accordingly, the Company reports three operating segments.

The Company's products for the Protein Group Segment consist of systems which deliver feed and water, and provide a comfortable climate for poultry and hogs, thereby creating an optimum growing environment for efficient production of meat and eggs. Protein Group Segment sales are primarily in the U.S. and Canada. The Grain Segment manufactures a wide variety of models of grain storage bins and handling systems for on-farm and commercial grain storage as well as feed bins. The Grain Segment also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. Grain Segment sales are primarily to customers in the U.S. and Canada. The International Segment manufactures and markets products similar to those of the Protein Group and Grain Segments. Sales in the International Segment, however, are generally to customers outside the U.S. and Canada. Inter-segment sales are generally recorded at standard cost plus five percent.

Management evaluates performance based upon operating earnings before interest and income taxes. The Company does not maintain for each of its operating segments separate stand-alone financial statements prepared in accordance with generally accepted accounting principles.

Following is segment information, in thousands of dollars, for the three months ended March 31, 2001, and 2000.

                                                 March 31, 2001           March 31, 2000
                                                 --------------           --------------
Sales to Third Parties:
     Protein Group                               $      19,128            $      23,658
     Grain                                              12,645                   13,457
     International                                      21,412                   20,637
                                                 --------------           --------------
                                                 $      53,185            $      57,752
                                                 ==============           ==============
Inter-segment Sales:
     Protein Group                               $       4,125            $       3,420
     Grain                                               2,717                    3,594
     International                                         762                      711
     Other                                              (7,604)                  (7,725)
                                                 --------------           --------------
                                                 $           -            $           -
                                                 ==============           ==============
Operating Profit:
     Protein Group                               $       3,531            $       5,285
     Grain                                               1,956                    2,457
     International                                       2,831                    2,611
     Other                                              (3,769)                  (5,518)
                                                 --------------           --------------
                                                 $       4,549             $      4,835
                                                 ==============           ==============
Total Assets:
     Protein Group                               $      31,165             $     35,558
     Grain                                              52,360                   44,650
     International                                      61,598                   64,778
     Other                                              51,472                   62,526
                                                 --------------           --------------
                                                 $     196,595              $   207,512
                                                 ==============           ==============

"Other" consists primarily of eliminations for inter-segment sales and corporate-related assets. Additionally, "Other" includes the costs for shared services functions such as Finance, Information Systems and Administration, profit sharing and bonus plans and shared manufacturing cost centers for the Milford, Indiana operations.

Note 9.  New Accounting Pronouncement

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for the Company's fiscal year beginning January 1, 2001. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on results of operations but resulted in a pre-tax cumulative effect of an accounting change of $1,106,000 being recognized as income in other comprehensive income. At March 31, 2001, the pre-tax impact, on other comprehensive income, was $544,000, resulting in other comprehensive income, net of tax, of $326,000.

Note 10. Restructuring

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

Payments made for restructuring expenses during the first quarter of 2001 were $0.2 million. The $0.5 million balance at March 31, 2001, to be paid in future periods, is reported in accrued liabilities.

Item 2.

                    CTB International Corp. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


For a full understanding of the Company's financial condition, results of operations, and cash flows, this commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited to the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

CTB operates from facilities in the U.S.A., Europe and Latin America as well as through a worldwide distribution network. The Company markets its products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names.

Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
 2000

     Net sales decreased 7.9% to $53.2 million in the three months ended March 31, 2001 compared to $57.8 million in the corresponding period of 2000. The decline in sales is attributed primarily to the Protein Group Segment which was down 19 percent compared to last year's first quarter, primarily as a result of poor conditions in the U.S. poultry market that began accelerating in the second half of 2000 and have continued to deteriorate. The Grain Segment also felt the negative impact of the U.S. poultry market due to reduced sales of feed bins, with total net sales down six percent compared to this time last year. This decline was partially offset by strong first quarter farm bin sales. Our International Segment showed some improvement through strengthening in certain areas of Europe and Latin America, and also because of a large grain project in China, and was up four percent compared to 2000's first quarter.

Gross profit decreased 9.7% to $14.6 million in the three months ended March 31, 2001 or 27.4% of net sales compared to $16.1 million in the corresponding period of 2000 or 27.9% of net sales. The gross profit margin decrease of 0.5 percentage points resulted primarily from lower sales volumes absorbing fixed costs and competitive pricing pressures, offset somewhat by operational improvements, cost containment actions and lower profit sharing costs resulting from higher performance targets in 2001.

Selling, general and administrative expenses decreased 12.4% or $1.3 million to $9.4 million in the three months ended March 31, 2001 from $10.7 million in the corresponding period of 2000. As a percent of net sales, selling, general and administrative expenses were 17.6% in the three months ended March 31, 2001 and 18.5% in the corresponding period of 2000. The dollar decrease is primarily attributable to decreased profit sharing resulting from higher performance targets in 2001 and reductions through restructuring and cost savings efforts. The decrease in selling, general and administrative costs as a percent of sales was due primarily to the factors noted above, offset somewhat by lower sales volumes.

Amortization of goodwill remained at $0.6 million in the three months ended March 31, 2001 compared to the corresponding period for 2000.

Operating income decreased 5.9% or $0.3 million to $4.5 million in the three months ended March 31, 2001 compared to $4.8 million in the corresponding period of 2000. Operating income margins increased to 8.6% of net sales in the three months ended March 31, 2001 from 8.4% of net sales in the corresponding period of 2000. The decline in operating income was a result of lower gross profit which was somewhat offset by lower selling, general and administrative expenses. The increase in operating income margins is due to the improvement in selling, general and administrative expenses as a percent of sales offset somewhat by the decrease in gross profit margins as discussed above.

The Protein Group Segment's operating income declined 33.2% or $1.8 million to $3.5 million compared to $5.3 million in 2000, as a result of a combination of reduced third party and intercompany sales volume, the accompanying reduction in fixed cost absorption and increased competitive pricing pressure. The Grain Segment's operating income was down $0.5 million or 20.4% to $2.0 million from $2.5 million, primarily attributable to lower sales volumes and changes in sales mix, as discussed above. The International Segment recognized improved operating income of $2.8 million, up $0.2 million or 8.4% compared to $2.6 million in 2000, on higher sales volumes and lower operating expenses. Operating income in the "Other" category, which includes the Company's centralized and corporate functions and intercompany eliminations improved $1.7 million or 31.7%, from expense of $5.5 million to expense of $3.8 million primarily from lower profit sharing expenses due to higher performance targets in 2001, cost containment actions and reduced profit elimination on lower intercompany sales.

Net interest expense decreased to $0.6 million in the three months ended March 31, 2001 or 53.6% from $1.2 million in the corresponding period in 2000. The decrease is due primarily to the settlement of interest rate swap agreements in the quarter and to lower average borrowings and lower borrowing costs in 2001.

Other expense was $0.2 million in 2001 compared to income of $0.2 million in 2000. Other expense includes primarily foreign exchange gains and losses related largely to U.S. dollar-denominated intercompany debt.

Net income increased 1.4% to $2.3 million in the three months ended March 31, 2001. The improvement represented record first quarter net income and resulted from lower operating expenses and interest expense, offset somewhat by lower gross profit.

Financial Position

Changes in the financial position of the Company from December 31, 2000 to March 31, 2001 were due primarily to operating activities.

Total assets increased from $195.4 million at December 31, 2000 to $196.6 million at March 31, 2001. Accounts receivable increased by $4.0 million from December 31, 2000 to March 31, 2001. Inventories increased by $2.2 million from December 31, 2000. Both accounts receivable and inventories increased due to seasonal increases in sales volume offset somewhat by improved management of these items. Net property, plant and equipment decreased $1.4 million from December 31, 2000 to March 31, 2001, primarily due to depreciation and foreign exchange changes offset somewhat by capital outlays.

Total liabilities decreased $0.3 million from $108.3 million at December 31, 2000 to $108.0 million at March 31, 2001. Accounts payable and accrued liabilities increased $0.3 million from $30.3 million at December 31, 2000 to $30.6 million at March 31, 2001. Long-term debt decreased $0.9 million from $62.5 million at December 31, 2000 to $61.6 million at March 31, 2001 on increased borrowings offset somewhat by foreign exchange charges.

Total shareholders' equity increased $1.6 million due to net income for the period and derivative and hedging activity, partially offset by changes in cumulative translation adjustment.

Liquidity and Capital Resources

As of March 31, 2001, the Company had $32.9 million of working capital, an increase of $4.0 million from working capital of $28.9 million as of December 31, 2000. Net cash provided from operating activities for the three months ended March 31, 2001 was $0.5 million. Cash flows provided from operations was primarily from net income and non-cash depreciation and amortization offset somewhat by seasonal increases in working capital. Cash flows used in operations in 2000 was $1.7 million and included payment of an Accrued Earn-Out.

For the three months ended March 31, 2001, cash used in investing activities was $1.2 million, used for acquisitions of property, plant and equipment. For the three months ended March 31, 2000, cash used in investing activities was $0.7 million, which was used primarily for acquisitions of property, plant and equipment.

For the three months ended March 31, 2001, net cash provided from financing activities was $0.6 million. During this period there was a net $0.7 million increase in cash flows from revolver borrowing activity. For the three months ended March 31, 2000, cash provided from financing activities was $2.5 million. During this period there was a net $7.1 million increase in cash flows from revolver borrower activity offset by $4.6 million use of cash for treasury stock purchases.

The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

Seasonality

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall and farmers and commercial storage installations traditionally purchasing grain storage bins in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demands of end users.

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


(In thousands, except per share amounts)                                     Three Months Ended
-------------------------------------------------------------------------------------------------------------
                                       March 31,    March 31,      June 30,    September 30,   December 31,
                                         2001          2000          2000          2000           2000
                                       ---------    ---------      ---------   -------------   ------------
Sales                                  $ 53,185     $ 57,752       $ 74,294     $    81,551     $   45,518
Gross profit                             14,560       16,132         20,113          23,791          9,185

     Gross margin                          27.4%        27.9%          27.1%           29.2%          20.2%
Operating income                       $  4,549     $  4,835       $  8,761     $    11,747     $      695
     Operating income margin               8.6%          8.4%          11.8%           14.4%           1.5%
Net income                             $  2,279     $  2,248       $  4,407     $     6,475     $     (139)
Basic earnings per share               $   0.21     $   0.20       $   0.40     $      0.59     $    (0.01)
Basic weighted average common
   shares outstanding                    10,887       11,263         10,970          10,930         10,899
Diluted earnings per share             $   0.21     $   0.20       $   0.39     $      0.58     $    (0.01)
Diluted weighted average common
     shares outstanding                  11,087       11,479         11,182          11,139         11,112


Disclosure Regarding Forward-Looking Statements

In addition to historical information, this document contains certain statements representing the Company's expectations or beliefs concerning future events. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which provides a safe harbor for such statements. The use of words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "will" or similar expressions are intended to identify these statements. The forward-looking statements contained in this document include, without limitation, seasonality of the Company's business; market risk associated with changes in interest and foreign exchange rates; statements related to implementation of operation improvements; execution of business strategies; and management of costs. They also involve certain risks and uncertainties regarding CTB International Corp.'s business and operations and the agriculture industry. The Company's actual results could differ materially from those expressed or implied by such forward-looking statements. The Company cautions that these statements are further qualified by other important factors, including, but not limited to those set forth in the Company's Form 10-K filing and its other filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at March 31, 2001 is $23.7 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of March 31, 2001, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.2 million.

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


The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $40,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and up to $200,000 net of tax, for every 10% depreciation of the euro and its fixed legacy currencies. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 5 to the financial statements

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 1, 2001, the following proposals were adopted by the margins indicated.

1.       To elect members of the Board of Directors for a term of one (1) year.

                                                          Number of Shares
                                                    ----------------------------
                                                       For           Percent
                                                                 (of votes cast)
                                                    ----------   ---------------

                  Caryl M. Chocola                  10,413,012         99.574
                  J. Christopher Chocola            10,413,012         99.574
                  Michael G. Fisch                  10,413,012         99.574
                  Larry D. Greene                   10,413,012         99.574
                  Frank S. Hermance                 10,413,012         99.574
                  David L. Horing                   10,413,012         99.574
                  Charles D. Klein                  10,413,012         99.574
                  Victor A. Mancinelli               9,489,312         90.741

2. To ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2001.

              For             10,401,480
              Against             14,187
              Abstain             41,895

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

              3.1 Form of Restated Articles of Incorporation of the Company filed as Annex 1 to the Company's information statement on
                    Schedule 14C dated November 12, 1999 (the "Information Statement") and incorporated herein by reference.

              3.2 Restated By-Laws of the Company dated as of March 1, 2001 filed as Exhibit 3.2 to the Company's 2000 Annual Report on Form 10-K and incorporated herein by reference.

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

b)       Reports on Form 8-K.

         CTB International Corp. Comments on Expected Fourth Quarter Results; Announces Change in CFO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CTB International Corp.


Dated:  May 11, 2001                  By   /s/  Don J. Steinhilber
                                      ----------------------------
                                                Don J. Steinhilber
                                      Vice President and Chief Financial Officer

                    CTB International Corp. and Subsidiaries
            Diluted Net Income Per Common and Common Equivalent Share
                   Three Months Ended March 31, 2001 and 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      Exhibit 11


                                         Three Months Ended
                                              March 31,
                                       ----------------------
                                       2001              2000
                                      ------            ------
ACTUAL

Net Income                          $  2,279          $  2,248


Average number of common
   shares outstanding                 10,887            11,263

Common equivalent shares
   stock options                         200               216


Total average common and common
   equivalent shares outstanding      11,087            11,479

Net income per common and common
   equivalent share                 $   0.21          $   0.20