Form 10-Q
period 2001-06-30
CTB INTERNATIONAL CORP
filed 2001-07-26
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

At June 30, 2001, approximately 10,921,790 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                           Page
Part I
      Financial Information

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at June 30, 2001
               and December 31, 2000                                          1

               Condensed Consolidated Income Statements for the Three
               Months and Six Months Ended June 30, 2001 and 2000             2

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2001 and 2000                        3

               Notes to Condensed Consolidated Financial Statements           4

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk    14


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

Signature                                                                  II-3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CTB International Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets
                          (In thousands, except share and per share amounts)
                                             (Unaudited)

                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $   3,178         $   2,009
   Accounts receivable - Net                                             34,917            29,324
   Inventories                                                           28,566            26,706
   Deferred income taxes                                                  1,395             1,372
   Prepaid expenses and other current assets                              1,404             2,957
                                                                      --------------    --------------
      Total current assets                                               69,460            62,368

PROPERTY, PLANT AND EQUIPMENT - Net                                      47,761            50,399
INTANGIBLES - Net                                                        77,946            81,848
OTHER ASSETS                                                              1,129               742
                                                                      --------------    --------------
   TOTAL ASSETS                                                       $ 196,296         $ 195,357
                                                                      ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $  13,138         $  10,596
   Current portion of long-term debt                                        577               669
   Accrued liabilities                                                   22,452            19,753
   Deferred revenue                                                       1,294             2,489
                                                                      --------------    --------------
      Total current liabilities                                          37,461            33,507

LONG-TERM DEBT                                                           53,215            62,505
DEFERRED INCOME TAXES                                                     9,005             8,982
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                             3,387             3,350
COMMITMENTS AND CONTINGENCIES (See Note 6)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized;
12,924,990 shares issued                                                    129               129
   Preferred stock - 6.0% cumulative, $.01 par value; 4,000,000 shares
      authorized; 0 shares issued and outstanding                             -                 -
   Additional paid-in capital                                            76,111            76,562
   Treasury stock, at cost;  2001 - 2,003,200 shares, 2000 -            (14,203)          (14,420)
    2,031,530 shares
   Reduction for carryover of predecessor cost basis                    (26,964)          (26,964)
   Accumulated other comprehensive income (loss):
      Foreign currency translation adjustment                            (4,530)           (3,097)
      Derivative and hedging activities                                     259                 -
   Retained earnings                                                     62,426            54,803
                                                                      --------------    --------------
         Total shareholders' equity                                      93,228             87,013
                                                                      --------------    --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 196,296         $  195,357
                                                                      ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                    Condensed Consolidated Income Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    For the Three Months Ended                 For the Six Months Ended
                                                             June 30,                                  June 30,
                                                ------------------------------------    ---------------------------------------
                                                      2001               2000                 2001                 2000
                                                -----------------   ----------------    -----------------   -------------------
NET SALES                                       $    67,141         $    74,294        $    120,326          $    132,045
COST OF SALES                                        46,601              54,181              85,226                95,801
                                                -----------------   ----------------    ------------------   ------------------
     Gross profit                                    20,540              20,113              35,100                36,244

OTHER OPERATING EXPENSE:
     Selling, general, and                           10,092              10,756              19,456                21,448
         administrative expenses
     Amortization of goodwill                           636                 596               1,283                 1,201
                                                -----------------   ----------------    ------------------   ------------------
  Operating income                                    9,812               8,761              14,361                13,595


INTEREST EXPENSE - Net                                 (770)             (1,219)              (1,346)              (2,461)
OTHER (EXPENSE) INCOME - Net                           (132)               (198)                (306)                 (44)
                                                -----------------   ----------------    ------------------   ------------------
INCOME BEFORE INCOME TAXES                            8,910               7,344               12,709               11,090

INCOME TAXES                                          3,564               2,938                5,084                4,436
                                                -----------------   ----------------    ------------------   ------------------
NET INCOME                                      $     5,346         $     4,406         $      7,625         $      6,654
                                                =================   ================    ==================   ==================

EARNINGS PER SHARE:
     Basic:        Earnings per share           $      0.49         $      0.40         $       0.70         $       0.60
                                                =================   ================    ==================   ==================
                   Weighted average shares           10,870              10,970               10,878               11,117
                                                =================   ================    ==================   ==================
     Diluted:      Earnings per share           $      0.48         $      0.39         $       0.69         $       0.59
                                                =================   ================    ==================   ==================
                   Weighted average shares           11,078              11,182               11,083               11,330
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

                                 CTB International Corp. and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                              (In thousands)
                                               (Unaudited)

                                                                              For the Six Months Ended
                                                                                       June 30,
                                                                           --------------------------------
                                                                                2001             2000
                                                                           --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $    7,625        $     6,654
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                            3,940              3,739
        Amortization                                                            1,364              1,441
        Foreign exchange loss                                                     270                 61
        Equity in joint venture loss (gain)                                        23                 (9)
        (Gain) loss on sale of assets                                            (101)                42
        Changes in operating assets and liabilities:
           Accounts receivable                                                 (6,546)            (4,135)
           Inventories                                                         (2,557)            (3,396)
           Prepaid expenses and other assets                                    1,301             (1,777)
           Accounts payable, accruals and other liabilities                     5,028              6,781
                                                                           --------------    --------------
              Net cash flows from operating activities                         10,347              9,401
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                              (2,236)            (1,584)
     Proceeds from sale of assets                                                 157                120
                                                                           --------------    --------------
              Net cash flows from investing activities                         (2,079)            (1,464)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                  (287)            (5,129)
     Exercise of stock options                                                     53                 30
     Proceeds from long-term debt                                             115,388            143,618
     Payments on long-term debt                                              (122,232)          (146,535)
                                                                           --------------    --------------
              Net cash flows from financing activities                         (7,078)            (8,016)
                                                                           --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,190                (79)

NET EFFECT OF TRANSLATION ADJUSTMENT                                              (21)              (797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,009              2,439
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    3,178        $     1,563
                                                                           ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 2000 which includes the Company's annual audited financial statements.

Note 2. Accounts Receivable Sale

In May 2001, the Company entered into certain transactions, with respect to a portion of its accounts receivable from international customers, with financing organizations in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". During the three months ended June 30, 2001, net funds received from the sales of accounts receivable totaled $3.5 million. Costs incurred in connection with these sales totaled $55,000 and were recorded as losses on the sale of assets that are included as a component of "Selling, general, and administrative expenses" in the Condensed Consolidated Income Statement. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.


Note 3. Inventories

Inventories consist of the following (in thousands):

                                                                 June 30,              December 31,
                                                                   2001                    2000
                                                             ------------------     -------------------
Raw material                                                 $       5,765          $        6,808
Work in process                                                      1,633                   1,834
Finished goods                                                      21,222                  18,118
                                                             ------------------     -------------------
                                                                    28,620                  26,760
LIFO valuation allowance                                               (54)                    (54)
                                                             ------------------     -------------------
   Total                                                     $      28,566          $       26,706
                                                             ==================     ===================

Note 4.  Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                                   June 30,              December 31,
                                                                     2001                    2000
                                                               -----------------      ------------------
Land and improvements                                          $        3,587         $         3,556
Buildings and improvements                                             22,312                  22,813
Machinery and equipment                                                51,948                  51,510
Construction in progress                                                1,610                     709
                                                               -----------------      ------------------
                                                                       79,457                  78,588
Less accumulated depreciation                                         (31,696)                (28,189)
                                                               -----------------      ------------------
   Total                                                       $       47,761         $        50,399
                                                               =================      ==================

Note 5.  Intangibles

Intangibles consist of the following (in thousands):

                                                                   June 30,               December 31,
                                                                     2001                     2000
                                                               -----------------      ------------------
Goodwill                                                       $       86,510         $        89,274
Accumulated amortization                                               (9,674)                 (8,749)
                                                               -----------------      ------------------
Goodwill - Net                                                         76,836                  80,525
                                                               -----------------      ------------------
Deferred finance costs and other                                        3,621                   3,621
Accumulated amortization                                               (2,511)                 (2,298)
                                                               -----------------      ------------------
Deferred finance costs and other - Net                                  1,110                   1,323
                                                               -----------------      ------------------
Total                                                          $       77,946         $        81,848
                                                               =================      ==================

Note 6.  Commitments and Contingencies

There are various claims and pending legal proceedings against the Company involving matters arising out of the ordinary conduct of business. These include, but are not limited to, a number of separate actions, in various venues, brought by poultry growers in connection with an expansion project in Alabama, which allege breach of contract and related claims arising from alleged defects in relation to poultry buildings and equipment. Most of these actions are in their initial stages and discovery has not been completed or only the early steps of the discovery process have been conducted, but based on its current knowledge, the Company believes these actions either lack substantial merit or that it has meritorious defenses, and the Company intends to defend each of these actions vigorously. While the Company is unable to predict with certainty the outcome of any of the current proceedings, based upon the facts currently known to it, the Company does not believe that resolution of any such proceeding will have a material adverse effect on its financial position or results of operations.

Note 7.  Treasury Stock

At June 30, 2001, treasury stock consisted of 2,003,200 shares acquired, 34,230 of which were purchased at a cost of $287,000 during the six month period ended June 30, 2001. To date, 2,410,295 of the shares authorized have been repurchased, with 407,095 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 8.  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2001 was $4.8 million and $6.5 million compared to $4.4 million and $6.0 million in the corresponding periods of 2000. Net income was adjusted by the change in cumulative translation adjustment and by the change in derivative and hedging activities to arrive at comprehensive income.

Note 9.  Segments

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

Following is segment information, in thousands of dollars, for the three months and six months ended June 30, 2001 and 2000.

                                      Three Months Ended                       Six Months Ended
                                      ------------------                       ----------------
                              June 30, 2001        June 30, 2000       June 30, 2001       June 30, 2000
                              -------------        -------------       -------------       -------------
External Net Sales:
     Protein Group            $     22,837         $     25,676       $      41,965        $     49,333
     Grain                          19,270               27,817              31,915              41,274
     International                  25,034               20,801              46,446              41,438
                              -------------        -------------       -------------       -------------
                              $     67,141         $     74,294             120,326        $    132,045
                              =============        =============       =============       =============

Inter-Segment Sales:
     Protein Group            $      5,146         $      3,799        $      9,253        $      6,219
     Grain                           1,848                2,901               4,565               6,495
     International                     906                   93               1,668                 804
     Other                          (7,900)              (6,793)            (15,486)            (13,518)
                              -------------        ------------        ------------        -------------
                              $          -         $          -        $          -        $          -
                              =============        =============       ==============      =============
Operating Income:
     Protein Group            $      5,119         $      5,562        $      8,650        $     10,846
     Grain                           4,465                6,611               6,421               9,068
     International                   4,800                2,323               7,631               4,934
     Other                          (4,572)              (5,735)             (8,341)            (11,253)
                              --------------       -------------       -------------       -------------
                              $      9,812         $      8,761        $     14,361        $     13,595
                              ==============       =============       =============       =============

                                                                           As of               As of
                                                                          June 30,          December 30,
                                                                            2001                2000
                                                                       -------------       -------------
Total Assets:
     Protein Group                                                     $     32,420        $     32,329
     Grain                                                                   54,104              51,526
     International                                                           58,752              60,351
         Other                                                               51,020              51,151
                                                                       -------------       -------------
                                                                       $    196,296         $   195,357
                                                                       =============       =============

"Other" consists primarily of eliminations for inter-segment sales and corporate-related assets. Additionally, "Other" includes the costs for shared services functions such as Finance, Information Systems, Purchasing and Administration, profit sharing and bonus plans, and shared manufacturing cost centers for the Milford, Indiana operations.

Note 10.  New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for the Company's fiscal year beginning January 1, 2001. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on results of operations but resulted in a pre-tax cumulative effect of an accounting change of $1,106,000 being recognized as income in other comprehensive income. At June 30, 2001, the pre-tax impact, on other comprehensive income, was $432,000, resulting in other comprehensive income, net of tax, of $259,000.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 will be effective for the Company's fiscal year beginning January 1, 2002. At June 30, 2001, the Company had recorded approximately $76.8 million of goodwill, net of accumulated amortization, on its consolidated balance sheet and the related goodwill amortization expense was approximately $1.3 million and $2.4 million for the six-months ended June 30, 2001 and year ended December 31, 2000, respectively. The Company is evaluating SFAS 141 and SFAS 142 to determine their impact on the consolidated financial statements.

Note 11.  Restructuring

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

Payments made for restructuring expenses during the first half of 2001 were $0.4 million. The $0.3 million balance at June 30, 2001, to be paid in future periods, is reported in accrued liabilities.

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

The Company's poultry and hog production equipment consists of feeders, drinkers, environmental systems (heating, cooling and ventilation), system controls and growing facility management software, and poultry nests. This equipment is used primarily by growers that raise poultry and hogs commercially. CTB's egg production systems consist of feeders, drinkers, environmental systems, system controls and growing facility management software, cages, egg handling systems and manure handling equipment used primarily by commercial producers of eggs. The Company's grain systems include commercial and on-farm storage and holding bins, as well as, handling systems for feed and grain. These are used primarily by farmers and by commercial businesses such as feed mills, grain elevators, port storage facilities and commercial grain processing facilities.

CTB operates from facilities in the U.S.A., Europe and Latin America as well as through a worldwide distribution network. The Company markets its products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names.

Results of Operations

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Net sales decreased 9.6% to $67.1 million in the three months ended June 30, 2001 compared to $74.3 million in the corresponding period of 2000. The decline in sales is attributed primarily to the Grain Segment which was down 31 percent compared to last year's second quarter, primarily as a result of a slowdown in commercial grain bin orders, lower levels of farm bin sales, and reductions in feed bin sales. Additionally, Protein Group Segment sales declined 11 percent as a result of poor conditions in the U.S. poultry market. The International Segment showed improvement of 20 percent through strengthening of sales from our European operations and U.S. exports to Latin America, offset somewhat by lower volumes in Asia.

Despite the sales decrease, gross profit increased 2.1% to $20.5 million in the three months ended June 30, 2001 or 30.6% of net sales compared to $20.1 million in the corresponding period of 2000 or 27.1% of net sales. The gross profit margin increase of 3.5 percentage points resulted primarily from operational improvements and cost containment actions including reductions in certain raw material prices and lower profit sharing costs resulting from higher performance targets in 2001. Margins in 2000 were also negatively impacted by an accrued warranty charge of $0.6 million.

Selling, general and administrative expenses decreased 6.2% or $0.7 million to $10.1 million in the three months ended June 30, 2001 from $10.8 million in the corresponding period of 2000. As a percent of net sales, selling, general and administrative expenses were 15.0% in the three months ended June 30, 2001 and 14.5% in the corresponding period of 2000. The dollar decrease is primarily attributable to decreased profit sharing resulting from higher performance targets in 2001 and reductions through restructuring and cost savings efforts. The increase in selling, general and administrative costs as a percent of sales was due primarily to the lower sales volumes which more than offset cost reductions.

Amortization of goodwill remained at $0.6 million in the three months ended June 30, 2001 compared to the corresponding period for 2000.

Operating income increased 12.0% or $1.0 million to $9.8 million in the three months ended June 30, 2001 compared to $8.8 million in the corresponding period of 2000. Operating income margins increased to 14.6% of net sales in the three months ended June 30, 2001 from 11.8% of net sales in the corresponding period of 2000. The increase in operating income was a result of higher gross profit and lower selling, general and administrative expenses. The increase in operating income margins is due to the improvement in gross profit margins offset somewhat by higher selling, general and administrative costs as a percent of sales as discussed above.

The Protein Group Segment's operating income declined 8.0% or $0.5 million to $5.1 million compared to $5.6 million in 2000, primarily as a result of reduced third party sales. The Grain Segment's operating income was down $2.1 million or 32.5% to $4.5 million from $6.6 million, primarily attributable to lower sales volumes, as discussed above and the accompanying reduction in fixed cost absorption. The International Segment recognized improved operating income of $4.8 million, up $2.5 million or 106.6% compared to $2.3 million in 2000, on higher sales volumes, favorable sales mix, and controlled operating expenses. Operating income in the "Other" category, which includes the Company's centralized and corporate functions and Intercompany eliminations improved $1.1 million or 20.3%, from expense of $5.7 million to expense of $4.6 million primarily from lower profit sharing expenses due to higher performance targets in 2001 and cost containment actions, primarily net favorable purchase price variances at Corporate.

Net interest expense decreased to $0.8 million in the three months ended June 30, 2001 or 36.8% from $1.2 million in the corresponding period in 2000. The decrease is due primarily to lower average borrowings and lower borrowing rates. Borrowing rates have declined as a result of lower market interest rates on variable rate debt and reductions in the Company's rate structure due to financial performance.

Other expense was $0.1 million in 2001 compared to $0.2 million in 2000. Other expense includes primarily foreign exchange gains and losses related largely to U.S. dollar-denominated intercompany debt.

Net income increased 21.3% to $5.3 million or 8.0% of sales in the three months ended June 30, 2001 compared to $4.4 million on 5.9% of sales. The improvement represents record second quarter net income and resulted from improved gross profit and lower operating expenses and interest expense.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Net sales decreased 8.9% to $120.3 million in the six months ended June 30, 2001 compared to $132.0 million in the corresponding period of 2000. The decline in sales is attributed primarily to the Grain Segment which was down 23 percent compared to last year's first half, primarily as a result of a slow down in commercial bin orders, lower levels of farm bin sales, and reductions in feed bin sales. Protein Group Segment sales declined 15 percent as a result of poor conditions in the U.S. poultry market. The International segment has seen continued strength from our European operations, U.S. exports to Latin America, and also from a large grain project in China in the first quarter.

Gross profit decreased 3.2% to $35.1 million in the six months ended June 30, 2001 or 29.2% of net sales compared to $36.2 million in the corresponding period of 2000 or 27.4% of net sales. The gross profit margin increase of 1.8 percentage points resulted primarily from operational improvement and cost containment actions including reductions in certain raw material costs and improved sales mix. Gross profit was unfavorably affected in 2000 by a $0.6 million accrued warranty charge.

Selling, general and administrative expenses decreased 9.3% or $1.9 million to $19.5 million in the six months ended June 30, 2001 from $21.4 million in the corresponding period of 2000. As a percent of net sales, selling, general and administrative expenses were 16.2% in the six months ended June 30, 2001 and 16.2% in the corresponding period of 2000. The dollar decrease is primarily attributable to decreased profit sharing resulting from higher performance targets in 2001 and reductions through restructuring and cost savings efforts.

Amortization of goodwill increased slightly to $1.3 million in the six months ended June 30, 2001 compared to $1.2 million for the corresponding period of 2000.

Operating income increased 5.6% or $0.8 million to $14.4 million in the six months ended June 30, 2001 compared to $13.6 million in the corresponding period of 2000. Operating income margins increased to 11.9% of net sales in the six months ended June 30, 2001 from 10.3% of net sales in the corresponding period of 2000. The increase in operating income was a result of a higher gross profit margin on sales and lower selling, general and administrative expenses. The increase in operating income margins is due to the improvement in gross profit margins as discussed above.

The Protein Group Segment's operating income declined 20.2% or $2.2 million to $8.6 million compared to $10.8 million in 2000, as a result of reduced sales. The Grain Segment's operating income was down $2.7 million or 29.2% to $6.4 million from $9.1 million, primarily attributable to lower sales volumes, as discussed above, and the accompanying reduction in fixed cost absorption. The International Segment recognized improved operating income of $7.6 million, up $2.7 million or 54.7% compared to $4.9 million in 2000, on higher sales volumes and controlled operating expenses. Operating income in the "Other" category, which includes the Company's centralized and corporate functions and Intercompany eliminations improved $3.0 million or 25.9%, from expense of $11.3 million to expense of $8.3 million primarily from lower profit sharing expenses due to higher performance targets in 2001 and cost containment actions, primarily net favorable purchase price variances at Corporate.

Net interest expense decreased to $1.3 million in the six months ended June 30, 2001 or 45.3% from $2.5 million in the corresponding period in 2000. The decrease is due primarily to lower average borrowings and lower borrowing costs in 2001. Borrowing rates have declined as a result of lower market interest rates on variable rate debt and reductions in the Company's rate structure due to financial performance.

Other expense was $0.3 million in 2001 and negligible in 2000. Other expense includes primarily foreign exchange gains and losses related largely to U.S. dollar-denominated intercompany debt.

Net income increased 14.6% to $7.6 million in the six months ended June 30, 2001. The improvement is due to the increased gross profit mentioned above and reduced operating expense and interest expense.

Financial Position

Changes in the financial position of the Company from December 31, 2000 to June 30, 2001 were due primarily to operating activities.

Total assets increased from $195.4 million at December 31, 2000 to $196.3 million at June 30, 2001. Accounts receivable increased by $5.6 million from December 31, 2000 to June 30, 2001, primarily seasonal increases offset to some extent by the sale of accounts receivable in the second quarter of 2001. Inventories increased by $1.9 million from December 31, 2000, primarily due to seasonal increases. Net property, plant and equipment decreased $2.6 million from December 31, 2000 to June 30, 2001, primarily due to depreciation and foreign exchange changes offset by capital outlays.

Total liabilities decreased $5.2 million from $108.3 million at December 31, 2000 to $103.1 million at June 30, 2001. Accounts payable and accrued liabilities increased $5.3 million from $30.3 million at December 31, 2000 to $35.6 million at June 30, 2001, primarily seasonal increases in accounts payable and income tax liabilities, offset somewhat by lower profit sharing accruals. Long-term debt decreased $9.3 million from $62.5 million at December 31, 2000 to $53.2 million at June 30, 2001 due to the repayment of borrowings from cash generated from operations.

Total shareholders' equity increased $6.2 million due primarily to net income for the period, partially offset by changes in cumulative translation adjustment.

Liquidity and Capital Resources

As of June 30, 2001, the Company had $32.0 million of working capital, an increase of $3.1 million from working capital of $28.9 million as of December 31, 2000. Net cash provided from operating activities for the six months ended June 30, 2001 was $10.3 million. Cash flows provided from operations was primarily from net income and non-cash depreciation and amortization offset somewhat by seasonal increases in net working capital. Cash flows provided from operations in 2000 was $9.4 million and included payment of an accrued earn-out related to the 1996 acquisition of the Company in a leveraged buyout transaction. These amounts were paid to predecessor company shareholders, certain of whom are current directors and officers of the Company.

For the six months ended June 30, 2001, cash used in investing activities was $2.1 million, used for acquisitions of property, plant and equipment. For the the six months ended June 30, 2000, cash used in investing activities was $1.5 million, which included acquisitions of property, plant and equipment offset slightly by the sale of assets.

For the six months ended June 30, 2001, net cash used from financing activities was $7.1 million. During this period there was a net $6.8 million reduction in revolver borrowings. For the six months ended June 30, 2000, cash used in financing activities was $8.0 million. During this period there was a net $2.9 million reduction in revolver borrowings and $5.1 million use of cash for treasury stock purchases.

The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 will be effective for the Company's fiscal year beginning January 1, 2002. At June 30, 2001, the Company had recorded approximately $76.8 million of goodwill, net of accumulated amortization, on its consolidated balance sheet and the related goodwill amortization expense was approximately $1.3 million and $2.4 million for the six-months ended June 30, 2001 and year ended December 31, 2000, respectively. The Company is evaluating SFAS 141 and SFAS 142 to determine their impact on the consolidated financial statements.

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

The following table presents unaudited interim operating results of the Company. The Company believes that the following information includes all adjustments (consisting only of normal, recurring accruals) that the Company considers necessary for a fair presentation for the respective periods. The operating results for any interim period are not necessarily indicative of results for this or any other interim period or the entire fiscal year.

(In thousands, except per share amounts)                        Three Months Ended
-------------------------------------------------------------------------------------------------------------
                                       June 30,     June 30,     September 30,   December 31,     March 31,
                                         2001         2000           2000            2000           2001
                                       --------     --------     -------------   ------------     ---------
Sales                                  $ 67,141     $ 74,294     $    81,551     $   45,518       $ 53,185
Gross profit                           $ 20,540     $ 20,113     $    23,791     $    9,185       $ 14,560
     Gross margin                         30.6%        27.1%           29.2%          20.2%          27.4%
Operating income                       $  9,812     $  8,761     $    11,747     $      695       $  4,549
     Operating income margin              14.6%        11.8%           14.4%           1.5%           8.6%
Net income (loss)                      $  5,346     $  4,406     $     6,475     $     (139)      $  2,279
Basic earnings (loss) per share        $   0.49     $   0.40     $      0.59     $    (0.01)      $   0.21
Basic weighted average common
   shares outstanding                    10,870       10,970          10,930         10,899         10,887
Diluted earnings per share             $  0.48      $  0.39      $      0.58     $   (0.01)       $   0.21
Diluted weighted average common
     shares outstanding                  11,078       11,182          11,139         11,112         11,087


Disclosure Regarding Forward-Looking Statements

In addition to historical information, this document contains certain statements representing the Company's expectations or beliefs concerning future events. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which provides a safe harbor for such statements. The use of words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "will" or similar expressions are intended to identify these statements. The forward-looking statements contained in this document include, without limitation, statements related to seasonality of the Company's business; market risk associated with changes in interest and foreign exchange rates; implementation of operation improvements; execution of business strategies; and management of costs. They also involve certain risks and uncertainties regarding CTB International Corp.'s business and operations and the agriculture industry. The Company's actual results could differ materially from those expressed or implied by such forward-looking statements. The Company cautions that these statements are further qualified by other important factors, including, but not limited to those set forth in the Company's Form 10-K filing and its other filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at June 30, 2001 is $18.5 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of June 30, 2001, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.1 million.

The Company periodically utilizes foreign exchange contracts to minimize its exposure to currency risk for the payment of its interest obligations on non-U.S. dollar denominated debt. Foreign currency payments are received periodically from its foreign subsidiaries to permit repayment of non-U.S. dollar denominated debt owed by the parent company. Upon receipt of cash from foreign subsidiaries, forward contracts are purchased as a hedge against exchange rate fluctuations that may occur between the date cash is received and the date the interest payment is made.


The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $45,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and up to $175,000 net of tax, for every 10% depreciation of the euro and its fixed legacy currencies. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 6 to the financial statements


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

             10.3 Share Purchase Agreement, dated as of May 1, 1997, by and among Chore-Time Brock Holding B.V.and Halder Investments III B.V., Halder Investment III C.V., Stichting Fondshebeer Fincon, Beldor B.V., V. Berger, A. Faber, J. Paquet, J.H.M. Cremers and H.W. Gootzen and Fancom Holding B.V. filed as Exhibit 10.3 to the Company Registration Statement and incorporated herein by reference.

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

             10.17  Representations  and  Warranties of Sellers,  filed as
                    Exhibit 99.3 to the Company's February 10, 1999 Form 8-K filing.

             10.18 Amendment No. 3 dated as of November 19, 1998 to Credit Agreement dated as of August 15, 1997.

             10.19 1999 CTB International Corp. Stock Incentive Plan, filed as Exhibit 10.19 to the Company's March 31, 2000 Form 10-Q filing.

11.      Computation of Earnings Per Share.

b)       Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CTB International Corp.


Dated:  July 26, 2001                 By   /s/  Don J. Steinhilber
                                      ------------------------------------
                                      Don J. Steinhilber
                                      Vice President and Chief Financial Officer

                    CTB International Corp. and Subsidiaries
            Diluted Net Income Per Common and Common Equivalent Share
                  Three and Six Months Ended June 30, 2001 and
                      2000 (In thousands, except per share
                                    amounts)
                                   (Unaudited)

                                                                   Exhibit 11

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                                 ---------------------          ----------------------
                                                 2001             2000           2001             2000
                                                 ----             ----           ----             ----
ACTUAL

Net Income                                     $  5,346        $  4,406       $  7,625         $  6,654

Average number of common
   shares outstanding                            10,870          10,970         10,878           11,117

Common equivalent shares
   stock options                                    208             212            205              213

Total average common and common
   equivalent shares outstanding                 11,078          11,182         11,083           11,330

Net income per common and common
   equivalent share                            $   0.48        $   0.39       $   0.69         $   0.59
