Form 10-Q
period 2001-09-30
CTB INTERNATIONAL CORP
filed 2001-11-02
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

         [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At September 30, 2001, approximately 10,868,121 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                            Page
Part I
  Financial Information

  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets at September 30, 2001
           and December 31, 2000                                              1
           Condensed Consolidated Income Statements for the Three
           Months and Nine Months Ended September 30, 2001 and 2000           2

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000                      3

           Notes to Condensed Consolidated Financial Statements               4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14


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

Signature                                                                  II-3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CTB International Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets
                          (In thousands, except share and per share amounts)
                                             (Unaudited)

                                                                       September 30,     December 31,
                                                                           2001              2000
                                                                      --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $   5,239         $   2,009
   Accounts receivable                                                   31,598            29,324
   Inventories - Net                                                     25,545            26,706
   Deferred income taxes                                                  1,395             1,372
   Prepaid expenses and other current assets                              1,336             2,957
                                                                      --------------    --------------
      Total current assets                                               65,113            62,368

PROPERTY, PLANT AND EQUIPMENT - Net                                      47,903            50,399
INTANGIBLES - Net                                                        78,978            81,848
OTHER ASSETS                                                                668               742
                                                                      --------------    --------------
   TOTAL ASSETS                                                       $ 192,662         $ 195,357
                                                                      ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $  13,008         $  10,596
   Current portion of long-term debt                                        445               669
   Accrued liabilities                                                   23,384            19,753
   Deferred revenue                                                       1,058             2,489
                                                                      --------------    --------------
      Total current liabilities                                          37,895            33,507

LONG-TERM DEBT                                                           43,234            62,505
DEFERRED INCOME TAXES                                                     8,895             8,982
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER                             3,612             3,350
COMMITMENTS AND CONTINGENCIES (See Note 6)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares authorized;
12,924,990 shares issued                                                    129               129
   Preferred stock - 6.0% cumulative, $.01 par value; 4,000,000 shares
      authorized; 0 shares issued and outstanding                             -                 -
   Additional paid-in capital                                            76,111            76,562
   Treasury stock, at cost;  2001 - 2,056,869 shares, 2000 -            (14,706)          (14,420)
2,031,530 shares
   Reduction for carryover of predecessor cost basis                    (26,964)          (26,964)
   Accumulated other comprehensive (loss):
      Foreign currency translation adjustment                            (3,526)           (3,097)
      Derivative and hedging activities                                    (160)                -
   Retained earnings                                                     68,142            54,803
                                                                      --------------    --------------
         Total shareholders' equity                                      99,026            87,013
                                                                      --------------    --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 192,662         $ 195,357
                                                                      ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                    Condensed Consolidated Income Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    For the Three Months Ended                For the Nine Months Ended
                                                           September 30,                            September 30,
                                                ------------------------------------    --------------------------------------
                                                      2001               2000                 2001                 2000
                                                -----------------   ----------------    ------------------    ----------------
NET SALES                                       $     66,576        $     81,551        $    186,902          $    213,596
COST OF SALES                                         46,367              57,760             131,593               153,560
                                                -----------------   ----------------    ------------------    ----------------
     Gross profit                                     20,209              23,791              55,309                60,036

OTHER OPERATING EXPENSE:
     Selling, general, and                             9,539              11,454              28,995                32,902
         administrative expenses
     Amortization of goodwill                            640                 590               1,923                 1,791
                                                -----------------   ----------------    ------------------   -----------------
  Operating income                                    10,030              11,747              24,391                25,343


INTEREST EXPENSE - Net                                  (518)            (1,059)              (1,864)               (3,520)
OTHER INCOME (EXPENSE) - Net                              14                105                 (292)                   60
                                                -----------------   ----------------    ------------------   -----------------
INCOME BEFORE INCOME TAXES                             9,526             10,793               22,235                21,883

INCOME TAXES                                           3,810              4,318                8,894                 8,754
                                                -----------------   ----------------    ------------------   -----------------
NET INCOME                                      $      5,716        $     6,475         $     13,341         $      13,129
                                                =================   ================    ==================   =================

EARNINGS PER SHARE:
     Basic:        Earnings per share           $       0.52        $      0.59         $       1.22         $        1.19
                                                =================   ================    ==================   ==================
                   Weighted average shares            10,918             10,930               10,892                11,054
                                                =================   ================    ==================   ==================
     Diluted:      Earnings per share           $       0.52        $      0.58         $       1.20         $        1.17
                                                =================   ================    ==================   ==================
                   Weighted average shares           11,098              11,139               11,088                11,266
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

                                 CTB International Corp. and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                              (In thousands)
                                               (Unaudited)

                                                                              For the Nine Months Ended
                                                                                     September 30,
                                                                           --------------------------------
                                                                               2001              2000
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $     13,341      $     13,129
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Depreciation                                                              5,909             5,734
        Amortization                                                              2,042             2,165
        Foreign exchange loss                                                       354               244
        Equity in joint venture loss (gain)                                          46                (6)
        (Gain) Loss on sale of assets                                              (107)             40
        Changes in operating assets and liabilities:
           Accounts receivable                                                   (2,553)           (9,946)
           Inventories                                                              715               683
           Prepaid expenses and other assets                                      1,634               465
           Accounts payable, accruals and other liabilities                       4,805             8,651
                                                                           --------------    --------------
              Net cash flows from operating activities                           26,186            21,159
                                                                           --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                                (4,023)           (2,492)
     Proceeds from sale of assets                                                   204               126
                                                                           --------------    --------------
              Net cash flows from investing activities                           (3,819)           (2,366)
                                                                           --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                   (790)            (5,374)
     Exercise of stock options                                                      53                 30
     Proceeds from long-term debt                                              163,208            196,022
     Payments on long-term debt                                               (181,812)          (208,970)
                                                                           --------------    --------------
              Net cash flows from financing activities                         (19,341)           (18,292)
                                                                           --------------    --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        3,026                501

NET EFFECT OF TRANSLATION ADJUSTMENT                                               204             (1,132)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,009              2,439
                                                                           --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     5,239       $      1,808
                                                                           ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereinafter referred to as generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 2000 which includes the Company's annual audited financial statements.

Note 2. Accounts Receivable Sale

In May 2001, the Company entered into certain transactions, with respect to a portion of its accounts receivable from international customers, with financing organizations in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At September 30, 2001, the balance of accounts receivable funded with financing organizations was $2.3 million. Total accounts receivable funded since inception of the program have been $7.2 million Costs incurred in connection with these sales totaled $68,000 and were recorded as losses on the sale of assets that are included as a component of "selling, general, and administrative expenses" in the Condensed Consolidated Income Statement. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.


Note 3. Inventories

Inventories consist of the following (in thousands):

                                                                September 30,            December 31,
                                                                    2001                    2000
                                                             ------------------     -------------------
Raw material                                                 $       5,783          $        6,808
Work in process                                                      1,423                   1,834
Finished goods                                                      18,393                  18,118
                                                             ------------------     -------------------
                                                                    25,599                  26,760
LIFO valuation allowance                                               (54)                    (54)
                                                             ------------------     -------------------
   Total                                                     $      25,545          $       26,706
                                                             ==================     ===================

Note 4.  Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                                 September 30,           December 31,
                                                                      2001                   2000
                                                               -----------------      ------------------
Land and improvements                                          $        3,694         $        3,556
Buildings and improvements                                             22,661                 22,813
Machinery and equipment                                                54,693                 51,510
Construction in progress                                                1,130                    709
                                                               -----------------      ------------------
                                                                       82,178                 78,588
Less accumulated depreciation                                         (34,275)               (28,189)
                                                               -----------------      ------------------
   Total                                                       $       47,903         $       50,399
                                                               =================      ==================

Note 5.  Intangibles

Intangibles consist of the following (in thousands):

                                                                 September 30,           December 31,
                                                                     2001                   2000
                                                               -----------------      ------------------
Goodwill                                                       $       88,416         $        89,274
Accumulated amortization                                              (10,424)                 (8,749)
                                                               -----------------      ------------------
Goodwill - Net                                                         77,992                  80,525
                                                               -----------------      ------------------
Deferred finance costs and other                                        3,621                   3,621
Accumulated amortization                                               (2,635)                 (2,298)
                                                               -----------------      ------------------
Deferred finance costs and other - Net                                    986                   1,323
                                                               -----------------      ------------------
Total                                                          $       78,978         $        81,848
                                                               =================      ==================

Note 6.  Commitments and Contingencies

The Company is subject to various claims and legal proceedings arising in the ordinary course of business, none of which the Company believes will have a material adverse effect on its financial position or results of operations. The Company is also subject to approximately 44 separate actions, in various venues in Alabama, brought by individual poultry growers in connection with an expansion project in Alabama, which allege breach of contract, negligence, fraud and related claims arising from alleged defects in poultry buildings and equipment. Most of these actions are in their initial stages and discovery has not been completed or only the early steps of the discovery process, if any, have been conducted, while a significant amount of discovery has been conducted in only a few actions and two of those actions are currently scheduled for trial in 2002. Based on its current knowledge, the Company believes it has meritorious defenses and the Company intends to defend each of these actions vigorously. Although the Company is unable to predict with certainty the outcome of any of these current proceedings, based on the facts currently known to the Company, the Company believes that resolution of any such proceeding should not have a material adverse effect on its financial position or results of operations. However, the cumulative effect of resolution of these proceedings is uncertain at this time but could be material.

Note 7.  Treasury Stock

At September 30, 2001, treasury stock consisted of 2,056,869 shares acquired, 87,899 of which were purchased at a cost of $790,000 during the nine month period ended September 30, 2001. To date, 2,463,964 of the shares authorized have been repurchased, with 407,095 being reissued. In September 2001, the board approved the expansion of the stock repurchase program by 500,000 shares, up to 3,000,000 shares. The shares repurchased are accounted for under the cost method and reported as "treasury stock" and result in a reduction of "shareholders' equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 8.  Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2001 was $6.3 million and $12.8 million compared to $5.5 million and $11.5 million in the corresponding periods of 2000. Net income was adjusted by the change in cumulative translation adjustment and by the change in derivative and hedging activities to arrive at comprehensive income.

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

The Company's products for the Protein Group Segment consist of systems which deliver feed and water, and provide a comfortable climate for poultry and hogs, thereby creating an optimum growing environment for efficient production of meat and eggs. Protein Group Segment sales are primarily in the U.S. and Canada. The Grain Segment manufactures a wide variety of models of grain storage bins and handling systems for on-farm and commercial grain storage as well as feed bins and also markets various related accessory items. The Grain Segment also manufactures and markets a line of industrial bulk storage bins and conveying equipment. Grain Segment sales are primarily to customers in the U.S. and Canada. The International Segment manufactures and markets products similar to those of the Protein Group and Grain Segments. Sales in the International Segment, however, are generally to customers outside the U.S. and Canada. Inter-segment sales are generally recorded at standard cost plus five percent.

Management evaluates performance based upon operating income before interest and income taxes. The Company does not maintain for each of its operating segments separate stand-alone financial statements prepared in accordance with generally accepted accounting principles.

The following is segment information, in thousands of dollars, for the three months and nine months ended September 30, 2001 and 2000.


                                      Three Months Ended                       Nine Months Ended
                                      ------------------                       -----------------
                               September 30,        September 30,       September 30,       September 30,
                               --------------       --------------      --------------      --------------
                                    2001                 2000                2001                2000
                               --------------       --------------      --------------      --------------
External Net Sales:
     Protein Group             $      23,192        $      24,181       $      65,157       $      73,515
     Grain                            22,804               37,289              54,719              78,563
     International                    20,580               20,081              67,026              61,518
                               --------------       --------------      --------------      --------------
                               $      66,576        $      81,551       $     186,902       $     213,596
                               ==============       ==============      ==============      ==============

Inter-Segment Sales:
     Protein Group             $       2,592       $        3,196       $      11,845       $       9,415
     Grain                               616                  898               5,181               7,393
     International                       443                  171               2,111                 975
     Other                            (3,651)              (4,265)            (19,137)            (17,783)
                               --------------      ---------------      --------------      --------------
                               $         -         $          -         $         -         $         -
                               ==============      ===============      ==============      ==============


                                       Three Months Ended                       Nine Months Ended
                                       ------------------                       -----------------
                               September 30,        September 30,       September 30,       September 30,
                               --------------       --------------      --------------      --------------
                                    2001                 2000                2001                2000
                               --------------       --------------      --------------      --------------
Operating Income:
     Protein Group             $     3,900          $     5,213         $     12,550        $     16,059
     Grain                           5,620               11,050               12,041              20,118
     International                   4,045                2,750               11,676               7,684
     Other                          (3,535)              (7,266)             (11,876)            (18,518)
                               --------------       --------------      --------------      --------------
                               $    10,030          $    11,747         $     24,391        $     25,343
                               ==============       ==============      ==============      ==============


                                                                            As of               As of
                                                                        September 30,        December 30,
                                                                             2001                2000
                                                                        --------------      --------------
Total Assets:
     Protein Group                                                      $     31,520        $     32,329
     Grain                                                                    57,068              51,526
     International                                                            61,042              60,351
     Other                                                                    43,032              51,151
                                                                        --------------      --------------
                                                                        $    192,662        $    195,357
                                                                        ==============      ==============

"Other" consists primarily of eliminations for inter-segment sales and corporate-related assets. Additionally, "Other" includes the costs for shared services functions such as Finance, Information Systems, Purchasing and Administration, profit sharing and bonus plans, and shared manufacturing cost centers for the Milford, Indiana, operations (Corporate).

Note 10.  New Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for the Company's fiscal year beginning January 1, 2001. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on results of operations but resulted in a pre-tax cumulative effect of an accounting change of $1,106,000 being recognized as income in other comprehensive income. At September 30, 2001, the pre-tax impact on other comprehensive income was $267,000, resulting in other comprehensive loss, net of tax, of $160,000.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 will be effective for the Company's fiscal year beginning January 1, 2002. At September 30, 2001, the Company had recorded approximately $78.0 million of goodwill, net of accumulated amortization, on its consolidated balance sheet and the related goodwill amortization expense was approximately $1.9 million and $2.4 million for the nine months ended September 30, 2001, and year ended December 31, 2000, respectively. The Company is evaluating SFAS 141 and SFAS 142 to determine their impact on the consolidated financial statements.

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which supercedes SFAS No. 121 "Accounting for Long-lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", applies to long-lived assets (including discontinued operations) and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 143 will be effective for the Company's fiscal year beginning January 1, 2003. SFAS 144 will be effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating SFAS 143 and 144 to determine their impact on the consolidated financial statements.

Note 11.  Restructuring

In December, 2000, the Company implemented expense reduction actions including restructuring its Fancom Group operations in the Netherlands to reduce Fancom's workforce by nearly 20 percent and to consolidate two Netherlands-based Fancom facilities by moving the Wierden operations to Fancom's Panningen headquarters facility. Additionally, the Company made adjustments to the cost structure at its Milford, Indiana, headquarters location and at certain other operating units to further reduce expenses. These actions resulted in a pre-tax charge of $0.7 million, of which $0.2 million was recorded in cost of sales and $0.5 million was charged to selling, general and administrative expenses.

During the third quarter of 2001, additional employment reductions occurred at the Milford, Indiana, location resulting in a pretax charge of $0.3 million, of which $0.2 million was recorded in cost of sales and $0.1 million charged to selling, general and administrative expenses.

Payments made for restructuring expenses during the first three quarters of 2001 were $0.5 million. The $0.5 million balance at September 30, 2001, to be paid in future periods, is reported in accrued liabilities.

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

The Company's poultry and hog production equipment consists of feeders, drinkers, environmental systems (heating, cooling and ventilation), system controls and growing-facility management software, and poultry nests. This equipment is used primarily by growers that raise poultry and hogs commercially. CTB's egg production systems consist of feeders, drinkers, environmental systems, system controls and growing facility management software, cages, egg handling systems and manure handling equipment used primarily by commercial producers of eggs. The Company's grain systems include commercial and on-farm storage and holding bins, as well as handling systems for feed and grain and various related accessory items. These are used primarily by farmers and by commercial businesses such as feed mills, grain elevators, port storage facilities and commercial grain processing facilities.

CTB operates from facilities in the U.S., Europe and Latin America as well as through a worldwide distribution network. The Company markets its products on a worldwide basis primarily under the CHORE-TIME(R), BROCK(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names.

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Net sales decreased 18.4% to $66.6 million in the three months ended September 30, 2001 compared to $81.6 million in the corresponding period of 2000. The decline in sales is attributed largely to the Grain Segment which was down 38.8 percent compared to last year's third quarter, primarily as a result of lower levels of farm bin sales and a slowdown in commercial grain bin shipments. Protein Group Segment sales declined 4.1 percent primarily as a result of continuing poor conditions in the U.S. poultry market. The International Segment showed improvement of 2.5 percent through strengthening of sales from our European operations and U.S. exports to Latin America, offset somewhat by lower volumes in Brazil.

Gross profit decreased 15.1% to $20.2 million in the three months ended September 30, 2001 or 30.4% of net sales compared to $23.8 million in the corresponding period of 2000 or 29.2% of net sales. The gross profit margin increase of 1.2 percentage points resulted primarily from operational improvements and cost containment actions including reductions in certain raw material prices and lower profit sharing costs resulting from higher performance targets in 2001.

Selling, general and administrative expenses decreased 16.7% or $2.0 million to $9.5 million in the three months ended September 30, 2001 from $11.5 million in the corresponding period of 2000. As a percent of net sales, selling, general and administrative expenses were 14.3% in the three months ended September 30, 2001 and 14.0% in the corresponding period of 2000. The dollar decrease is primarily attributable to decreased profit sharing resulting from higher performance targets in 2001 and reductions through restructuring and cost savings efforts, offset somewhat by $0.6 million in charges to increase the allowance for doubtful accounts. The increase in selling, general and administrative costs as a percent of sales was due primarily to the lower sales volumes which more than offset net cost reductions.

Amortization of goodwill remained at $0.6 million in the three months ended September 30, 2001 compared to the corresponding period for 2000.

Operating income decreased 14.6% or $1.7 million to $10.0 million in the three months ended September 30, 2001 compared to $11.7 million in the corresponding period of 2000. Operating income margins increased to 15.1% of net sales in the three months ended September 30, 2001 from 14.4% of net sales in the corresponding period of 2000. The decrease in operating income was primarily a result of lower sales, and corresponding reductions in gross profit dollars, offset somewhat by improved margins and lower selling, general and administrative expenses. The increase in operating income margins is due to the improvement in gross profit margins offset somewhat by higher selling, general and administrative costs as a percent of sales as discussed above.

The Protein Group Segment's operating income declined 25.2% or $1.3 million to $3.9 million compared to $5.2 million in 2000, primarily as a result of reduced third party sales and a $0.6 million charge to the allowance for doubtful accounts. The Grain Segment's operating income was down $5.5 million or 49.1% to $5.6 million from $11.1 million in 2000, primarily attributable to lower sales volumes, as discussed above and the accompanying reduction in fixed cost absorption. The International Segment recognized improved operating income of $4.0 million, up $1.2 million or 47.1% compared to $2.8 million in 2000, on higher sales volumes, favorable sales mix, and controlled operating expenses. Operating income in the "Other" category, which includes the Company's centralized and corporate functions and Intercompany eliminations improved $3.8 million or 51.3%, from expense of $7.3 million to expense of $3.5 million primarily from lower profit sharing costs due to higher performance targets in 2001 and cost containment actions, consisting primarily of net favorable purchase price variances at Corporate.

Net interest expense decreased to $0.5 million in the three months ended September 30, 2001 or 51.1% from $1.1 million in the corresponding period in 2000. The decrease is due primarily to lower average borrowings and lower borrowing rates. Borrowing rates have declined as a result of lower market interest rates on variable rate debt and reductions in the Company's rate structure due to financial performance.

Other income was negligible in 2001 compared to income of $0.1 million in 2000. Other income includes primarily foreign exchange gains and losses related largely to U.S. dollar-denominated intercompany debt.

Net income decreased 11.7% to $5.7 million or 8.6% of sales in the three months ended September 30, 2001 compared to $6.5 million or 7.9% of sales. The decrease represents reduced sales volumes compared to last year partially offset by improved gross profit margins and reduced operating expenses and interest expense.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Net sales decreased 12.5% to $186.9 million in the nine months ended September 30, 2001 compared to $213.6 million in the corresponding period of 2000. The decline in sales is attributed largely to the Grain Segment which was down 30.4 percent compared to last year at this time, primarily as a result of a slow down in commercial bin orders, lower levels of farm bin sales, and reductions in feed bin sales. Protein Group Segment sales declined 11.4 percent as a result of poor conditions in the U.S. poultry market. The International segment improved 9.0 percent due to strength from our European operations, U.S. exports to Latin America, and a large grain project in China in the first quarter, offset somewhat by weakness in Brazil.

Gross profit decreased 7.9% to $55.3 million in the nine months ended September 30, 2001 or 29.6% of net sales compared to $60.0 million in the corresponding period of 2000 or 28.1% of net sales. The gross profit margin increase of 1.5 percentage points resulted primarily from operational improvement and cost containment actions including reductions in certain raw material costs and improved sales mix.

Selling, general and administrative expenses decreased 11.9% or $3.9 million to $29.0 million in the nine months ended September 30, 2001 from $32.9 million in the corresponding period of 2000. As a percent of net sales, selling, general and administrative expenses were 15.5% in the nine months ended September 30, 2001 and 15.4% in the corresponding period of 2000. The dollar decrease is primarily attributable to decreased profit sharing resulting from higher performance targets in 2001 and reductions through restructuring and cost savings efforts, offset somewhat by a $0.6 million charge to increase the allowance for doubtful accounts. Selling, general and administrative expenses as a percent of sales increased slightly due to declining sales, largely offset by reduced costs.

Amortization of goodwill increased slightly to $1.9 million in the nine months ended September 30, 2001 compared to $1.8 million for the corresponding period of 2000.

Operating income decreased 3.8% or $0.9 million to $24.4 million in the nine months ended September 30, 2001 compared to $25.3 million in the corresponding period of 2000. Operating income margins increased to 13.1% of net sales in the nine months ended September 30, 2001 from 11.9% of net sales in the corresponding period of 2000. The decrease in operating income was a result of lower sales volumes, offset by a higher gross profit margin and lower selling, general and administrative expenses. The increase in operating income margins is due primarily to the improvement in gross profit margins as discussed above.

The Protein Group Segment's operating income declined 21.9% or $3.5 million to $12.6 million compared to $16.1 million in 2000, as a result of reduced sales and a $0.6 million charge to increase the allowance for doubtful accounts and costs of consolidating two plants. The Grain Segment's operating income was down $8.1 million or 40.1% to $12.0 million from $20.1 million, primarily attributable to lower sales volumes, as discussed above, and the accompanying reduction in fixed cost absorption. The International Segment recognized improved operating income of $11.7 million, up $4.0 million or 52.0% compared to $7.7 million in 2000, on higher sales volumes, sales mix, and controlled operating expenses. Operating income in the "Other" category, which includes the Company's centralized and corporate functions and Intercompany eliminations improved $6.6 million or 35.9%, from expense of $18.5 million to expense of $11.9 million primarily from lower profit sharing expenses due to higher performance targets in 2001 and cost containment actions, primarily net favorable purchase price variances at Corporate.

Net interest expense decreased to $1.9 million in the nine months ended September 30, 2001 or 47.0% from $3.5 million in the corresponding period in 2000. The decrease is primarily due to lower average borrowings and lower borrowing costs in 2001. Borrowing rates have declined as a result of lower market interest rates on variable rate debt and reductions in the Company's rate structure due to financial performance.

Other expense was $0.3 million in 2001 versus $0.1 million of income in 2000. Other expense includes primarily foreign exchange gains and losses related largely to U.S. dollar-denominated intercompany debt.

Net income increased 1.6% to $13.3 million in the nine months ended September 30, 2001 compared to $13.1 million in the corresponding period in 2000. The improvement is due to increased gross profit margins, reduced operating and interest expense, offset somewhat by lower sales volumes.

Financial Position

Changes in the financial position of the Company from December 31, 2000 to September 30, 2001 were due primarily to operating activities.

Total assets decreased from $195.4 million at December 31, 2000 to $192.7 million at September 30, 2001. Accounts receivable increased by $2.3 million from December 31, 2000 to September 30, 2001, primarily due to seasonal increases offset to some extent by sales of accounts receivables in the second and third quarters of 2001. Inventories decreased by $1.2 million from December 31, 2000, primarily due to improved management during a seasonally higher sales period. Net property, plant and equipment decreased $2.5 million from December 31, 2000 to September 30, 2001, primarily due to depreciation and foreign exchange changes offset by capital outlays.

Total liabilities decreased $14.7 million from $108.3 million at December 31, 2000 to $93.6 million at September 30, 2001. Accounts payable and accrued liabilities increased $6.1 million from $30.3 million at December 31, 2000 to $36.4 million at September 30, 2001, primarily due to seasonal increases in accounts payable and income tax liabilities, offset somewhat by lower profit sharing accruals. Long-term debt decreased $19.3 million from $62.5 million at December 31, 2000 to $43.2 million at September 30, 2001 due to the repayment of borrowings with cash generated from operating activities.

Total shareholders' equity increased $12.0 million primarily due to net income for the period, offset somewhat by changes in cumulative translation adjustment.

Liquidity and Capital Resources

As of September 30, 2001, the Company had $27.2 million of working capital, a decrease of $1.7 million from working capital of $28.9 million as of December 31, 2000. Net cash provided from operating activities for the nine months ended September 30, 2001 was $26.3 million. Cash flow provided from operations was primarily from net income adjusted for non-cash depreciation and amortization offset somewhat by seasonal increases in net working capital. Cash flow provided from operations in 2000 was $21.1 million.

For the nine months ended September 30, 2001, cash used in investing activities was $3.9 million, used for acquisitions of property, plant and equipment offset slightly by the sale of assets. For the nine months ended September 30, 2000, cash used in investing activities was $2.4 million, which included acquisitions of property, plant and equipment offset slightly by the sale of assets.

For the nine months ended September 30, 2001, cash used in financing activities was $19.3 million. During this period there was a net $18.6 million reduction in revolver borrowings and a $0.8 million use of cash for treasury stock purchases. For the nine months ended June 30, 2000, cash used in financing activities was $18.3 million. During this period there was a net $12.9 million reduction in revolver borrowings and $5.4 million use of cash for treasury stock purchases.

The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 will be effective for the Company's fiscal year beginning January 1, 2002. At September 30, 2001, the Company had recorded approximately $78.0 million of goodwill, net of accumulated amortization, on its consolidated balance sheet, and the related goodwill amortization expense was approximately $1.9 million and $2.4 million for the nine months ended September 30, 2001 and year ended December 31, 2000, respectively. The Company is evaluating SFAS 141 and SFAS 142 to determine their impact on the consolidated financial statements.

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, which supercedes SFAS No. 121 "Accounting for Long-lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", applies to long-lived assets (including discontinued operations) and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 143 will be effective for the Company's fiscal year beginning January 1, 2003. SFAS 144 will be effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating SFAS 143 and 144 to determine their impact on the consolidated financial statements.

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


(In thousands, except per share amounts)                            Three Months Ended
---------------------------------------------------------------------------------------------------------------
                                     September 30,   September 30,   December 31,     March 31,      June 30,
                                          2001           2000            2000           2001           2001
                                     -------------   ------------    ------------   ------------   ------------
Sales                                $   66,576      $   81,551      $    45,518    $   53,185     $   67,141
Gross profit                         $   20,209          23,791            9,185        14,560         20,540
     Gross margin                         30.4%           29.2%            20.2%         27.4%          30.6%
Operating income                     $   10,030      $   11,747      $       695    $    4,549     $    9,812
     Operating income margin              15.1%           14.4%             1.5%          8.6%          14.6%
Net income (loss)                    $    5,716      $    6,475      $      (139)   $    2,279     $    5,346
Basic earnings (loss) per share      $     0.52      $     0.59      $     (0.01)   $     0.21     $     0.49
Basic weighted average common
   shares outstanding                    10,918          10,930           10,899        10,887         10,870
Diluted earnings per share            $    0.52      $     0.58      $     (0.01)   $     0.21     $     0.48
Diluted weighted average common
     shares outstanding                  11,098          11,139           11,112        11,087         11,078


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at September 30, 2001 is $7.7 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of September 30, 2001, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.1 million.

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

The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $45,000, net of tax, for every 10% devaluation of the Brazilian real per U.S. dollar and up to $170,000 net of tax, for every 10% depreciation of the euro and its fixed legacy currencies. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

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

             10.17  Representations and Warranties of Sellers, filed as Exhibit
                    99.3 to the Company's February 10, 1999 Form 8-K filing.

             10.18 Amendment No. 3 dated as of November 19, 1998 to Credit Agreement dated as of August 15, 1997.

             10.19  1999 CTB International Corp. Stock Incentive Plan, filed as
                    Exhibit 10.19 to the Company's March 31, 2000 Form 10-Q filing.

             10.20 Amendment No. 4 dated October 5, 2001 to Credit Agreement dated as of August 15, 1997.

             11.    Computation of Earnings Per Share.

b)       Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CTB International Corp.


Dated:  November 2, 2001     By   /s/  Don J. Steinhilber
                             ------------------------------------
                             Don J. Steinhilber
                             Vice President and Chief Financial Officer

                    CTB International Corp. and Subsidiaries
            Diluted Net Income Per Common and Common Equivalent Share
             Three and Nine Months Ended September 30, 2001 and 2000 (In thousands, except per share amounts)
                                   (Unaudited)

                                   Exhibit 11

                                         Three Months Ended                 Nine Months Ended
                                             September 30,                      September 30,
                                         -------------------               --------------------
                                           2001        2000                  2001        2000
                                         -------     -------               --------    --------
ACTUAL

Net Income                               $ 5,716     $ 6,475               $ 13,341    $ 13,129

Average number of common
   shares outstanding                     10,918      10,930                 10,892     11,054

Common equivalent shares
   stock options                             180         209                    196        212

Total average common and common
   equivalent shares outstanding          11,098      11,139                 11,088     11,266

Net income per common and common
   equivalent share                      $  0.52     $  0.58               $   1.20    $  1.17


      =====================================================================
      =====================================================================




                                CREDIT AGREEMENT




                                   dated as of
                                 August 15, 1997




                                      among

                                    CTB, INC.
                          CHORE-TIME BROCK HOLDING B.V.
                                as the Borrowers,

                     THE LENDING INSTITUTIONS NAMED THEREIN,
                                   as Lenders,

                                       and

                          KEYBANK NATIONAL ASSOCIATION
                           as the Administrative Agent


                            -------------------------

                                 AMENDMENT NO. 4
                                       to
                                CREDIT AGREEMENT

                                   dated as of
                                 October 5, 2001
                            -------------------------


      =====================================================================
      =====================================================================

                       AMENDMENT NO. 4 TO CREDIT AGREEMENT

         THIS AMENDMENT NO. 4 TO CREDIT AGREEMENT is dated as of October 5, 2001 (this "Amendment") among the following:

                  (i)      CTB, INC., an Indiana corporation (the "Company");

                  (ii) CHORE-TIME BROCK HOLDING B.V., a private limited liability company, formed under the laws of The Netherlands ("Chore-Time Netherlands" and, together with the Company, collectively, "Borrowers" and, individually, "Borrower");

                  (ii) the financial institutions that are signatories hereto, each of which is a Lender, as defined in the Credit Agreement, under the Credit Agreement; and

                  (iv) KEYBANK NATIONAL ASSOCIATION, a national banking association, as the Administrative Agent for the Lenders under the Credit Agreement (the "Administrative Agent").
         PRELIMINARY STATEMENTS:

         (1) The Borrowers, the Lenders and the Administrative Agent entered into the Credit Agreement, dated as of August 15, 1997 (as amended and as the same may from time to time be further amended, restated or otherwise modified, the "Credit Agreement"; the terms defined therein are used herein as so defined).

         (2) The parties hereto desire to modify certain terms and provisions of the Credit Agreement, all as more fully set forth below.

         NOW, THEREFORE, the parties hereby agree as follows:

         SECTION 1.  AMENDMENTS, ETC.

         1.1 Section 1.1 of the Credit Agreement is hereby amended to delete the definitions of "Consolidated Net Worth" and "Credit Documents" therefrom and to insert in place thereof, respectively, the following:

                  "Consolidated Net Worth" shall mean, at any time for the determination thereof, all amounts that, in conformity with GAAP, would be included under the caption "total stockholders' equity" (or any like caption) on a consolidated balance sheet of the Company as at such date; provided that such amounts shall be adjusted to eliminate (a) the effect of foreign currency translation adjustments for any periods subsequent to the fiscal quarter ended June 30, 1997, and (b) the net effect resulting from the application of SFAS 133, as amended by SFAS 138, Accounting for Derivatives.

                  "Credit Documents" shall mean this Agreement, the Notes, the Guaranties of Payment, the Security Documents, the Elections to Participate and the Letter of Credit Documents.

         1.2 Section 1.1 of the Credit Agreement is hereby amended to add the following new definitions thereto:
                  "Guarantor of Payment" shall mean each Subsidiary Guarantor and any other Person that shall execute and deliver a Guaranty of Payment to the Administrative Agent.

                  "Guaranty of Payment" shall mean the Subsidiary Guaranty, as supplemented, and any other guaranty of payment, in form and substance satisfactory to the Administrative Agent, executed and delivered by a Person to the Administrative Agent in connection with this Agreement after the Closing Date, as any of the foregoing may from time to time be amended, restated, supplemented or otherwise modified or replaced.

         1.3 The definition of "Permitted Acquisition" contained in Section 1.1 of the Credit Agreement is hereby amended to delete clause (C) therefrom and to insert in place thereof the following:

                  (C) Intentionally Deleted.

         1.4 Section 8.10(a) of the Credit Agreement is hereby amended to delete subparts (i) and (ii) therefrom and to insert in place thereof, respectively, the following:

                  (i) a Guaranty of Payment, in form and substance satisfactory to the Administrative Agent, and (ii) if such Subsidiary is a corporation, resolutions of the Board of Directors of such Subsidiary, certified by the Secretary or an Assistant Secretary of such Subsidiary as duly adopted and in full force and effect, authorizing the execution and delivery of such Guaranty of Payment, or if such Subsidiary is not a corporation, such other evidence of the authority of such Subsidiary to execute such Guaranty of Payment as the Administrative Agent may reasonably request.

         1.5 Section 9.2(d) of the Credit Agreement is hereby amended to delete clause (D) therefrom and to insert in place thereof the following:

                  (D) demonstrate that at the time of making any such Permitted Acquisition (1) the financial covenant ratio set forth in section 9.7 shall not exceed 3.00 to 1.00 and (2) the financial covenants set forth in sections 9.8, 9.9 and 9.10 shall not be violated, including, with respect to both (1) and (2), as determined on a pro forma basis as if the properties and/or assets so acquired had been owned by the Company, and the Indebtedness assumed and/or incurred to acquire and/or finance such Permitted Acquisition has been outstanding for the most recently completed four calendar quarters immediately preceding such Permitted Acquisition (without giving effect to any credit for unobtained or unrealized gains or adjustments to overhead in connection with any such Permitted Acquisition), and

         SECTION 2.  REPRESENTATIONS AND WARRANTIES.

         Each Borrower represents and warrants as follows:

         2.1 Authorization and Validity of Amendment. This Amendment has been duly authorized by all necessary corporate action on the part of the Borrowers, has been duly executed and delivered by a duly authorized officer of the Borrowers, and constitutes the valid and binding agreement of the Borrowers, enforceable against the Borrowers in accordance with its terms.

         2.2 Representations and Warranties. The representations and warranties of the Credit Parties contained in the Credit Agreement or in the other Credit Documents are true and correct in all material respects on and as of the date hereof, as though made on and as of the date hereof, except to the extent that such representations and warranties expressly relate to an earlier specified date, in which case such representations and warranties are hereby reaffirmed as true and correct in all material respects as of the date when made.

         2.3 No Event of Default. No Default or Event of Default exists or immediately hereafter will begin to exist.

         2.4 Compliance. The Borrowers are in full compliance with all covenants and agreements contained in the Credit Agreement, as amended hereby, and the other Credit Documents to which any Borrower is a party.

         2.5 No Claims. The Borrowers are not aware of any claim or offset against, or defense or counterclaim to, any of its or any Subsidiary's obligations or liabilities under the Credit Agreement or any other Credit Document.

         SECTION 3.  RATIFICATIONS.

         Except as expressly modified and superseded by this Amendment, the terms and provisions of the Credit Agreement are ratified and confirmed and shall continue in full force and effect.

         SECTION 4.  BINDING EFFECT.

         Concurrently herewith:

         (a) the Borrowers shall have caused each Guarantor of Payment to consent and agree to and acknowledge the terms of this Amendment;

         (b) the Borrowers shall have caused each Subsidiary of the Borrowers that is not a Foreign Subsidiary or a signatory to the Subsidiary Guaranty to execute and deliver to the Administrative Agent, a Guaranty of Payment, in form and substance satisfactory to the Administrative Agent;

         (c) each of the Borrowers shall have provided to the Administrative Agent and the Lenders an officer's certificate certifying the names of the officers of each of the Borrowers and each Guarantor of Payment authorized to sign this Amendment and the Security Documents to which such Borrower or such Guarantor of Payment is a party, together with the true signatures of such officers and certified copies of the resolutions of the board of directors or executive committee of such Borrower or such Guarantor of Payment, evidencing approval of the execution and delivery of this Amendment and the Security Documents to which such Borrower or such Guarantor of Payment is a party;

         (d) the Borrowers shall have provided to the Administrative Agent and the Lenders such opinions of counsel for each Borrower and each Guarantor of Payment, in form and substance satisfactory to the Administrative Agent and the Lenders, as the Administrative Agent and the Lenders may deem necessary or appropriate;

         (e) the Borrowers shall have paid to the Administrative Agent, for the pro rata benefit of the Lenders that shall have executed this Amendment on or before 12:00 noon (Cleveland, Ohio time) on October 5, 2001, an amendment fee equal to the lesser of (i) Twenty-Five Thousand Dollars ($25,000), or (ii) the product of (A) Five Thousand Dollars ($5,000) times (B) the number of Lenders that shall have executed this Amendment;

         (f) the Borrowers shall have paid all legal fees and expenses of the Administrative Agent in connection with this Amendment and the documents executed in connection herewith; and

         (g) the Borrowers shall have provided such other items and shall have satisfied such other conditions as may be reasonably required by the Administrative Agent and the Lenders.

         SECTION 5.  MISCELLANEOUS.

         5.1 Survival of Representations and Warranties. All representations and warranties made in this Amendment shall survive the execution and delivery of this Amendment, and no investigation by the Administrative Agent or any Lender or any subsequent Loan or other Credit Event shall affect the representations and warranties or the right of the Administrative Agent or any Lender to rely upon them.

         5.2 Reference to Credit Agreement. The Credit Agreement and any and all other agreements, instruments or documentation now or hereafter executed and delivered pursuant to the terms of the Credit Agreement as amended hereby, are hereby amended so that any reference therein to the Credit Agreement shall mean a reference to the Credit Agreement as amended hereby.

         5.3 Severability. Any term or provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the term or provision so held to be invalid or unenforceable. 5.4 Applicable Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Ohio without regard to conflicts of laws provisions.

         5.5 Headings. The headings, captions and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

         5.6 Entire Agreement. This Amendment is specifically limited to the matters expressly set forth herein. This Amendment and all other instruments, agreements and documentation executed and delivered in connection with this Amendment embody the final, entire agreement among the parties hereto with respect to the subject matter hereof and supersede any and all prior commitments, agreements, representations and understandings, whether written or oral, relating to the matters covered by this Amendment, and may not be contradicted or varied by evidence of prior, contemporaneous or subsequent oral agreements or discussions of the parties hereto. There are no oral agreements among the parties hereto relating to the subject matter hereof or any other subject matter relating to the Credit Agreement. Except as set forth herein, the Credit Agreement shall remain in full force and effect and be unaffected hereby.

         5.7 Waiver of Claims. The Borrowers, by signing below, hereby waive and release Administrative Agent and each of the Lenders and their respective directors, officers, employees, attorneys, affiliates and subsidiaries from any and all claims, offsets, defenses and counterclaims of which such Borrower is aware (other than those arising by virtue of the gross negligence or willful misconduct of the Administrative Agent or the Lenders), such waiver and release being with full knowledge and understanding of the circumstances and effect thereof and after having consulted legal counsel with respect thereto.

         5.8 Counterparts. This Amendment may be executed by the parties hereto separately in one or more counterparts and by facsimile signature, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same agreement.

                  [Remainder of page intentionally left blank.]

         5.9 JURY TRIAL WAIVER. EACH OF THE PARTIES TO THIS AMENDMENT HEREBY IRREVOCABLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AMENDMENT, THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. EACH PARTY HERETO HEREBY (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER, AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AMENDMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

         IN WITNESS WHEREOF, this Amendment has been duly executed and delivered as of the date first above written.

                                    CTB, INC.

                                    By   /s/  Don J. Steinhilber
                                    ------------------------------------
                                    Don J. Steinhilber
                                    Vice President and Chief Financial Officer

                                    CHORE-TIME BROCK HOLDING
                                    B.V.
                                    By:      CTB, Inc.,
                                             one of its managing directors

                                    By   /s/  Don J. Steinhilber
                                    ------------------------------------
                                    Don J. Steinhilber
                                     Vice President and Chief Financial Officer

                                    KEYBANK NATIONAL
                                    ASSOCIATION,
                                     as the Administrative Agent and as a
                                     Lender

                                    By   /s/  Mark A. LoSchiavo
                                    ------------------------------------
                                    Mark A. LoSchiavo
                                    Assistant Vice President

                                    COMERICA BANK

                                    By   /s/  Kathleen M. Kasperek
                                    ------------------------------------
                                    Kathleen M. Kasperek
                                    Assistant Vice President

                              Signature Page 1 of 2

                                     LASALLE BANK NATIONAL
                                     ASSOCIATION

                                     By   /s/  Scott W. McCarty
                                     ------------------------------------
                                     Scott W. McCarty
                                     Commercial Loan Officer

                                     BANK ONE, INDIANA, NATIONAL ASSOCIATION

                                     By   /s/  Robert E. McElwain
                                     ------------------------------------
                                     Robert E. McElwain
                                     First Vice President

                                     COOPERATIEVE CENTRALE
                                     RAIFFEISEN-BOERENLEEBANK
                                     B.A., "RABOBANK NEDERLAND",
                                     NEW YORK BRANCH

                                     By   /s/  Ivan Rodriguez
                                     ------------------------------------
                                     Ivan Rodriguez
                                     Vice President

                                     And:  /s/  Edward J. Peyser
                                     ------------------------------------
                                     Edward J. Peyser
                                     Managing Director



















                              Signature Page 2 of 2

                            GUARANTOR ACKNOWLEDGMENT

The undersigned consents and agrees to and acknowledges the terms of the foregoing Amendment No. 4 to Credit Agreement. The undersigned specifically agrees to the waivers set forth in such agreement, including, but not limited to, the jury trial waiver. The undersigned further agrees that the obligations of the undersigned pursuant to the Guaranty of Payment executed by the undersigned shall remain in full force and effect and be unaffected hereby.

The undersigned hereby waives and releases the Administrative Agent and the Lenders and the directors, officers, employees, attorneys, affiliates and subsidiaries of the Administrative Agent and the Lenders from any and all claims, offsets, defenses and counterclaims of which the undersigned is aware (other than those arising by virtue of the gross negligence or willful misconduct of the Administrative Agent or the Lenders), such waiver and release being with full knowledge and understanding of the circumstances and effect thereof and after having consulted legal counsel with respect thereto.

CTB CREDIT CORPORATION                          FANCOM HOLDING B.V.


By   /s/  Don J. Steinhilber                    By   /s/  Jan Cremers
    ------------------------                    ---------------------
Don J. Steinhilber                              Jan Cremers
Vice President and Chief Financial Officer      Managing Director Fancom B.V.

CTB SALES CORPORATION                           FANCOM B.V.

By   /s/  Don J. Steinhilber                    By   /s/  Jan Cremers
    ------------------------                    ---------------------
Don J. Steinhilber                              Jan Cremers
Vice President and Chief Financial Officer      Managing Director Fancom B.V.

CHORE-TIME TEXAS, INC.

By   /s/  Don J. Steinhilber
    ------------------------
Don J. Steinhilber
Vice President and Chief Financial Officer