Form 10-K
period 2001-12-31
CTB INTERNATIONAL CORP
filed 2002-03-18
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period From _____ to _____


                        Commission File Number 000-22973


                            CTB INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)


           INDIANA                                        35-1970751
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              611 N. Higbee Street
                                  P.O. Box 2000
                             Milford, IN 46542-2000
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 574-658-4191

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 13, 2002 was approximately
                                   $57,799,987

The number of shares outstanding of the registrant's common stock as of March 13, 2002 was
                                    10,872,162

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 30, 2002 are incorporated by reference into Part III.

                             CTB INTERNATIONAL CORP.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2001

                                      INDEX

ITEM     DESCRIPTION                                                        PAGE
                                     PART I

1.       Business.............................................................1
         Disclosure Regarding Forward-Looking Statements .....................1
         a.   General Development of Business ................................1
         b.   Financial Information about Industry Segments ..................3
         c.   Narrative Description of Business ..............................3
                - Market Overview ............................................3
                - Company Products ...........................................3
                - Product Distribution .......................................6
                - Sources and Availability of Raw Materials ..................6
                - Patents and Trademarks .....................................7
                - Seasonality ................................................7
                - Backlog ....................................................7
                - Competition ................................................7
                - Research and Development Activities ........................7
                - Employees ..................................................8
         d.   Financial Information about Foreign and Domestic Operations and Export Sales ...............................................8
2.       Properties ..........................................................8
3.       Legal Proceedings ...................................................8
4.       Submission of Matters to a Vote of Security Holders .................8
         Executive Officers of the Registrant.................................9

                                     PART II

5.       Market for Registrant's Common Equity and Related Shareholder
         Matters ............................................................11
6.       Selected Financial Data ............................................12
7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................13
7A.      Quantitative and Qualitative Disclosures About Market Risk .........20
8.       Financial Statements and Supplementary Data ........................21
         - Notes to Consolidated Financial Statements .......................26
9.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ...............................................41

                                    PART III

10.      Directors and Executive Officers of the Registrant .................42
11.      Executive Compensation .............................................42
12.      Security Ownership of Certain Beneficial Owners and Management .....42
13.      Certain Relationships and Related Transactions .....................42

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K ....43

PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

Disclosure Regarding Forward-Looking Statements

In addition to historical information, this document contains certain statements representing the Company's expectations or beliefs concerning future events. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which provides a safe harbor for such statements. The use of words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "will" or similar expressions are intended to identify these statements. The forward-looking statements contained in this document include, without limitation, statements related to rising demand for and production of meat protein, eggs and grain; increased demand for the Company's equipment used in such production; implementation of operational improvements and lean manufacturing techniques; achievement of sales and earnings growth; execution of business plans and growth strategy; expanding global physical presence and servicing markets outside the United States; leveraging global distribution capabilities, market strength and brand names; developing and introducing innovative products and product packages; growing through acquisitions and developing strategic business arrangements; maintaining and enhancing financial strength; improving manufacturing costs, reducing expenses, and improving productivity; development and acceptability of biotech and/or value-enhanced grain; resolution of certain claims and legal proceedings; the adequacy and availability of liquidity and capital resources to meet the Company's needs; track record of profitability; ability to manage operating expenses; improved utilization of working capital; estimated impact of changes in interest rates and foreign currency exchange rates; and the effects of implementing new accounting standards. They also involve certain risks and uncertainties regarding CTB International Corp.'s business and operations and the agriculture industry. The Company's actual results could differ materially from those expressed or implied by such forward-looking statements. The Company cautions that these statements are further qualified by other important factors, including, but not limited to the following: (1) risks associated with the agricultural industry such as feed, grain and animal price fluctuation; crop yields; consumption trends; demand; market trends; weather; government regulations, policies and programs; social and political trends and outbreaks of disease; (2) risks associated with acquisitions such as incurring significantly higher-than-anticipated capital expenditures and operating expenses, failing to assimilate the operations and personnel of acquired businesses, losing customers, entering markets in which the Company has no or limited experience, disrupting the Company's ongoing business, dissipating the Company's management resources and the possibility the Company will not complete contemplated acquisitions; (3) risks common to international operations including unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, and fluctuations in currency exchange rates; and (4) other risks including, but not limited to development of less industrialized nations, impact of inflation, and seasonality of the Company's business, as well as those detailed from time to time in the Company's periodic reports and other filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update this information.

(a)     General Development of Business

CTB International Corp. ("CTB" or the "Company") is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs and eggs. Its Protein Group and Grain Segments serve these industries primarily in the U.S. and Canada, while its International Segment serves the same industries primarily in the rest of the world. The Company believes that it is one of the largest global providers of poultry production systems, hog production systems, egg production systems and grain storage bins.

The Company's poultry and hog production equipment consists of feeders, drinkers, environmental systems (heating, cooling and ventilation), system controls and growing facility management software, and poultry nests. This equipment is used primarily by growers that raise poultry and hogs commercially. CTB's egg production systems consist of feeders, drinkers, environmental systems, system controls and growing facility management software, cages, egg handling systems and manure handling equipment used primarily by commercial producers of eggs. The Company's grain systems include commercial and on-farm storage and holding bins as well as handling and conditioning systems for feed and grain. These are used primarily by farmers and by commercial businesses such as feed mills, grain elevators, port storage facilities and commercial grain processing facilities.

CTB operates from facilities in the U.S.A., Europe and Latin America as well as through a worldwide distribution network. It markets its agricultural products on a worldwide basis primarily under the BROCK(R), CHORE-TIME(R), ENERGY MISER(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names.

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

During 2000, CTB had one acquisition and one divestiture during the year. In November, CTB acquired certain assets of ABC Industries, a manufacturer of dry bulk material handling equipment and dust control devices associated with the grain industry. In December, the Company sold non-core product lines carried by its Sibley Industries unit in Anderson, Missouri.

During 2001, the Company consolidated its Anderson, Missouri, and Springdale, Arkansas, facilities in Anderson. Also, in the fourth quarter, the Company settled various legal proceedings and claims in Alabama, which impacted earnings by approximately six cents per diluted share.

In early 2002, the Company completed two acquisitions. On January 22, 2002, CTB announced the establishment of Chore-Time Europe B.V., a European logistics center, in Asten, the Netherlands. The new logistics center was established through the purchase of a controlling interest in Veldmaster B.V., a master distributor in the Netherlands. Chore-Time Europe B.V. will sell primarily Chore-Time's products for raising poultry throughout Europe, the Middle East and in northern Africa. CTB has closed its Chore-Time Brock B.V. sales and service facility in Deurne, the Netherlands, and transferred its operations to the new company. Chore-Time Europe B.V. also has a wholly-owned subsidiary in Poland, which has now been designated Chore-Time Europe Sp. z.o.o. On February 1, 2002, the Company acquired substantially all of the operating assets of Beard Industries, Inc., a leading grain dryer manufacturer producing more than 45 different models of dryers for both farm and commercial use under the brand name ENERGY MISER(R). The company, based in Frankfort, Indiana, is also an industry leader in innovative electronic grain drying controls.

(b)     Financial Information about Industry Segments

For certain financial information about the Company's industry segments, see
Note 15 to CTB's consolidated financial statements included under Item 8, which is incorportated herein by reference.

(c)     Narrative Description of Business

MARKET OVERVIEW

The Company serves the global agricultural market through three primary business segments: the Protein Group Segment (equipment for the production of poultry, hogs and eggs), the Grain Segment (products for the storage, handling and conditioning of grain), and the International Segment (all CTB product lines). Its Protein Group and Grain Segments focus their activities primarily in the U.S. and Canada, while its International Segment is active primarily in the rest of the world. Demand for the Company's products is driven principally by the increasing global focus on improving productivity in these industries.

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

Demand for grain, including the use of grain as feed to support meat and egg production, and the required infrastructure for grain storage, conditioning and handling is driven by several factors. The Company believes production levels in the meat and egg production markets are likely to have some impact on future levels of grain production and the resultant need for storage facilities. Demand for additional storage could also be impacted by the further development and acceptability of biotech and value-enhanced grains and the need for identity preservation in storage.

COMPANY PRODUCTS

CTB designs, manufactures and markets systems used in the grain industry and in the production of protein (poultry, hogs and eggs). Its Protein Group and Grain Segments serve these industries primarily in the U.S. and Canada, while its International Segment serves the same industries principally in countries outside the U.S. and Canada.

The Company's equipment for poultry and hogs consists of feeders, drinkers, environmental systems (heating, cooling and ventilation), system controls and growing facility management software, and poultry nests. CTB's egg production systems consist of feeders, drinkers, environmental systems, system controls and growing facility management software, cages, egg handling systems and manure handling equipment. The Company's grain systems include commercial and on-farm storage and holding bins as well as conditioning and handling systems for feed and grain.

The Company manufactures and sells its systems for protein production under the CHORE-TIME(R), FANCOM(R), ROXELL(R), SIBLEY(R) and STACO(R) brand names and its complete line of galvanized steel grain storage bins, handling and conditioning systems under the BROCK(R) and ENERGY MISER(R) names.

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

The Company's integrated production systems for broilers and turkeys are designed to maximize the feed-to-meat ratio by making feed and water attractive and easily accessible, by limiting feed waste, and by keeping birds comfortable. The ability of each bird to obtain water easily and immediately is an essential factor in facilitating weight gain. Proper ventilation systems are crucial for maximizing feed-to-meat ratios by reducing stress caused by extreme temperature fluctuation. Proper ventilation also allows for higher density production and creates an environment conducive to optimum bird health. Birds that are too hot, too cold, or that have too much airflow over them do not convert feed-to-meat as efficiently.

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

The feeding process typically begins with feed storage bins holding several days' rations of feed and located outside the poultry buildings or houses. Feed is transported via an enclosed auger system, which conveys the feed from the feed storage bin to an internal feed distribution network inside the house. The internal feeding system, in turn, delivers the feed to feeders which are conveniently located in front of the multi-tiered galvanized wire mesh cages housing the birds. The feeding process is a "closed" system, which protects the feed from exposure to weather and other detrimental influences from the time it is delivered to the feed storage bin until it appears in front of the birds for consumption.

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

Grain Storage and Handling Systems

The Company manufactures a wide variety of models of grain storage bins for on-farm and commercial grain storage in diameters ranging from 12 to 105 feet (3.7 to 32 meters) with capacities up to 680,000 bushels (22,700 cubic meters) as well as grain handling and conditioning systems. The Company also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. In addition to the products marketed under the BROCK(R) and ENERGY MISER(R) brand names, the Company produces grain storage bins on a private-label basis.

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

Grain handling systems manufactured by the Company include its enclosed roller belt conveyor system. Belt conveyors convey grain over long distances gently and efficiently and have relatively low installation, maintenance and operation costs. CTB also manufactures bin sweeps for use in grain bin unloading, and a unique dust control product used at grain and industrial receiving facilities called the DUSTMASTER(R) System.

CTB also manufactures grain conditioning equipment used to maintain the quality and enhance the marketability of stored grain. The Company developed a line of fans and heaters for grain conditioning in 2001, and, with the acquisition of Beard Industries in early 2002, the Company has added production of Beard's industry-leading ENERGY MISER(R) grain dryers to its grain conditioning line.

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

The Company believes its grain storage and handling products are further distinguished by a number of unique, patented features designed to make storage, conditioning and handling more manageable and trouble-free. These products for grain storage, handling and conditioning are sometimes provided to commercial users directly, but most often through members of the Company's independent dealer network.

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

The Company is not dependent on any one of its suppliers and has not experienced difficulty in obtaining any parts or materials. The Company purchases galvanized steel from a variety of integrated mills and galvanizing processors, many of which have experienced operating losses in recent years. These losses, coupled with recent actions by the U.S. government to impose tariffs on foreign steel may result in significant increases in the company's cost of raw material.
In addition, the components or substitute components, materials and parts purchased by the Company are readily available from alternative suppliers.

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

SEASONALITY

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins, handling and conditioning equipment in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demands of end users.

BACKLOG

Backlog is not a significant factor in the Company's business taken as a whole, because most of the Company's products are delivered within a few weeks of being ordered. The Company's backlog on or about January 31, 2002, and 2001, was $25.7 million and $33.1 million, respectively.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has research and product development and design engineering located in Milford, Indiana; Panningen, the Netherlands; Maldegem, Belgium; and to a lesser extent, certain of its other locations. Expenditures by the Company for product research and development amounted to approximately $5.0 million, $4.7 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

EMPLOYEES

As of December 31, 2001, the Company had approximately 1,100 employees. At December 31, 2001 the Kansas City Grain Systems Division had approximately 50 hourly employees that are subject to a collective bargaining agreement, which expires February 11, 2004. Management believes that its relationships with the Company's employees are good.

(d) Financial Information about Foreign and Domestic Operations and Export Sales For certain financial information about the Company's U.S. and foreign operations and export sales, see Note 15 to CTB's consolidated financial statements included under Item 8, which is incorporated herein by reference.

ITEM 2. PROPERTIES

--------------------------------------------------------------------------------------------------------------
The following table sets forth information regarding the principal properties of the Company:
Location                                Facility Description                    Square Feet       Owned/Leased
--------------------------------------------------------------------------------------------------------------
Milford, Indiana                        Plant, corporate headquarters            611,000             Owned
                                        and miscellaneous areas
Kansas City, Missouri                   Plant and office                         394,000             Owned
Maldegem, Belgium                       Plant and office                         161,400             Owned
Decatur, Alabama                        Plant and office                         120,000             Owned
Panningen, The Netherlands              Plant and office                          88,000             Owned
Anderson, Missouri                      Plant and office                          66,000             Owned
Frankfort, Indiana                      Plant and office                          61,446             Owned
Schaefferstown, Pennsylvania            Plant and office                          31,800            Leased
Indianapolis, Indiana                   Plant and office                          27,500            Leased
Asten, The Netherlands                  Plant and Office                          24,500            Leased
Vitre, France                           Warehouse and office                      15,000             Owned
Londrina, Brazil                        Plant and office                          14,000            Leased
Strykowo, Poland                        Plant and office                          10,100             Owned


Management believes that its facilities and equipment are generally well maintained and are in good operating condition and that its capacity for the manufacture of its products is adequate to satisfy anticipated demands for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
For information regarding legal proceedings and claims settled in the fourth quarter of 2001, see Note 8, which is incorporated herein by reference.
--------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------------------------------------------------------------
Executive Officers of the Company

     Name                        Age      Position with Company                                    Officer Since
     J. Christopher Chocola        40     Chairman of the Board                                            1991
     Victor A. Mancinelli          58     President and Chief Executive Officer, Director                  1999
     Danny DeRouck                 38     Managing Director, Roxell N.V.                                   2000
     Randy S. Eveler               37     Vice President & Corporate Controller, CTB, Inc.                 1999
     Michael J. Kissane            44     Vice President, General Counsel & Secretary                      1993
     Mark A. Lantz                 41     Vice President & General Manager, CTB, Inc.                      1996
     Donald C. Mueller             52     Vice President & General Manager, CTB, Inc.                      2001
     George W. Murdoch             42     Executive Vice President & General Manager, CTB, Inc.            1998
     Douglas J. Niemeyer           54     Vice President & General Manager, CTB, Inc.                      2000
     Don J. Steinhilber            44     Vice President & Chief Financial Officer                         1994

The following is biographical information for the Company's executive officers.

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

Victor A. Mancinelli - President and Chief Executive Officer of the Company since April 1999. Prior to joining the Company, Mr. Mancinelli was Chief Operating Officer of Gehl Company since November 1992. From 1990 to 1992, Mr. Mancinelli served as Group Vice President of W.H. Brady Co. From 1987 to 1990, Mr. Mancinelli served as President and Chief Operating Officer of Syracuse China Corp., a subsidiary of Canadian Pacific Ltd. From 1985 to 1987, Mr. Mancinelli served as Vice President International Business for Simplex Time Record Co. Prior to 1985, Mr. Mancinelli served in a variety of management positions with Cummins Engine Company, Inc.

Danny DeRouck - Managing Director of Roxell N.V., Maldegem, Belgium since June 2000. Mr. DeRouck served as Commercial-Director of Roxell N.V. from 1995 until June 2000. Prior to 1995, Mr. DeRouck served in various sales related functions at Roxell N.V.

Randy S. Eveler - Vice President and Corporate Controller of CTB since October 1998. Mr. Eveler served as Division Controller of CTB from August 1998 until October 1998. Prior to joining the Company, Mr. Eveler was Finance Manager of Accra Pac, Inc. from October 1993.

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

Mark A. Lantz - Vice President and General Manager - Grain Systems Business of CTB since June 2000. Mr. Lantz served as Vice President and General Manager - Egg Production Systems of CTB from February 1996 until June 2000. Mr. Lantz served as Vice President-Operations of CTB from February 1996 until May 1997. Mr. Lantz served as Operations Manager of CTB (prior to January 1996, the Predecessor Company) from November 1993 until February 1996, as Vice President-Manufacturing of the Predecessor Company from July 1993 until November 1993 and as Plant Manager of CTB (prior to January 1996, the Predecessor Company) from October 1991 until July 1993. Mr. Lantz joined the Predecessor Company in 1989.

Donald C. Mueller - Vice President and General Manager - Poultry Production Systems of CTB since August 2001. From 2000 until joining the Company, Mr. Mueller was an independent management consultant. From 1998 to 2000, Mr. Mueller was Vice President & General Manager for APV Americas in Goldsboro, North Carolina. From 1994 to 1998, Mr. Mueller was Director of Operations for Raypak, Inc., a Division of Rheem Manufacturing Company, in Westlake Village, California.

George W. Murdoch - Executive Vice President and General Manager - International Business of CTB since January 1998. Mr. Murdoch served as Vice President of International Marketing of CTB from September 1996 to January 1998, as European Sales Manager of CTB from August 1994 to September 1996, as Sales Manager-Latin America of CTB from January 1994 to August 1994, and Regional Sales Manager from January 1991 to January 1994.

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

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.)

================================================================================
PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------------------------
              SHAREHOLDER MATTERS

CTB International Corp. common stock began trading on The Nasdaq Stock Market(R) under the symbol "CTBC" on August 21, 1997. As of February 28, 2002, there were approximately 107 shareholders of record.

The following table sets forth the quarterly high and low closing prices for the Company's common stock as reported by The Nasdaq Stock Market(R).

                            2001                 High              Low
                   ----------------------- ----------------- ----------------
                   First Quarter                 $9.125            $7.313
                   ----------------------- ----------------- ----------------
                   Second Quarter                $9.380            $8.520
                   ----------------------- ----------------- ----------------
                   Third Quarter                $10.210            $8.850
                   ----------------------- ----------------- ----------------
                   Fourth Quarter               $11.500            $9.790
                   ----------------------- ----------------- ----------------

                            2000                 High              Low
                   ----------------------- ----------------- ----------------
                   First Quarter                 $9.250            $6.188
                   ----------------------- ----------------- ----------------
                   Second Quarter                $8.125            $6.500
                   ----------------------- ----------------- ----------------
                   Third Quarter                 $8.250            $6.688
                   ----------------------- ----------------- ----------------
                   Fourth Quarter                $8.875            $7.000
                   ----------------------- ----------------- ----------------


The Company has not paid any dividends on its common stock over the past two years. The Company does not anticipate paying any dividends in the foreseeable future, and intends to retain all earnings, if any, for general corporate purposes. The declaration and payment of dividends, if any, by the Company will be dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, subject to the discretion of the Board of Directors. The Company's credit agreement contains certain restrictions on CTB's ability to pay dividends or make other distributions. (See Note 7 of CTB's consolidated financial statements included under Item 8 for a description of the Company's credit arrangements that restrict its ability to pay dividends or make other distributions.)

The Company issued 62,560; 36,280 and 11,256 shares in 2001, 2000 and 1999, respectively, of its common stock to certain employees of the Company who exercised stock options to purchase such shares. The Company believes that the issuance of these securities is exempt from registration under the exception provided in Section 4 (2) of the Securities Act of 1933, as amended. The Company received proceeds in an aggregate amount of about $54,000; $30,000 and $9,000 from these issuances in 2001, 2000 and 1999, respectively, which it used for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA
---------------------------------------------------------------------------------------------------

 --------------------------------------------------------------------------------------------------

                                                    Year Ended December 31,
 ------------------------------ ---- --------------------------------------------------------------

 (in thousands, except per         2001          2000          1999         1998          1997
    share amounts)
 Income Statement Data:
 Net sales                       $232,869      $259,115      $272,603     $272,180      $202,063
 Cost of sales                    166,220       189,894       202,534      211,496       148,345
 Gross profit                      66,649        69,221        70,069       60,684        53,718
 Selling, general and
    administrative expenses        38,558        40,853        42,374       35,377        26,409
 Amortization of goodwill           2,319         2,330         2,470        1,775         1,384
 Operating income                  25,772        26,038        25,225       23,532        25,925
 Interest expense, net             (2,299)       (4,349)       (6,205)      (4,153)       (5,003)
 Foreign exchange loss               (188)          (22)       (1,858)        (330)          (86)
 Gain on sale of Vinyl Division        --            --            --           --         3,562
 Joint venture loss                   (61)          (17)         (126)      (3,673)           --
 Income before income taxes        23,224        21,650        17,036       15,376        24,398
 Income taxes                       9,053         8,660         6,820        6,180        10,499
 ------------------------------ ------------- ------------- ------------ ------------- ------------
 Net income                       $14,171       $12,990       $10,216       $9,196       $13,899
 ------------------------------ ------------- ------------- ------------ ------------- ------------
 Basic earnings per share           $1.30         $1.18         $0.85        $0.73         $1.49
 Basic weighted average shares     10,886        11,015        12,037       12,655         9,310
 Diluted earnings per share         $1.28         $1.16         $0.83        $0.71         $1.43
 Diluted weighted average          11,082        11,227        12,273       12,999         9,716
    shares
 Other Financial Data:
 EBITDA (1)                       $35,761       $36,194       $33,192      $30,656 (2)   $32,096 (2)
 Depreciation                       7,919         7,865         7,481        5,739         4,873
 Capital expenditures               5,039         4,252         6,759        7,004         4,437
 Gross profit margin                28.6%         26.7%         25.7%        22.3%         26.6%
 EBITDA margin                      15.4%         14.0%         12.2%        11.3%         15.9%
 Cash Flow Data:
 Net cash flows from:
    Operating activities          $30,408       $23,020       $37,106       $2,805       $17,498
     Investing activities          (4,835)       (4,874)      (40,397)     (11,565)      (42,104)
     Financing activities         (24,454)      (17,902)        6,731        8,284        25,670
 ------------------------------ -------------------------------------------------------------------
                                                          At December 31,
                                    2001          2000         1999          1998         1997
 ------------------------------ ------------- ------------- ------------ ------------- ------------
 Balance Sheet Data:
 Working capital                  $23,909       $28,861       $29,770     $ 40,910      $ 26,318
 Total assets                     178,279       195,357       207,562      195,126       167,641
 Debt                              37,829        63,174        77,855       71,365        49,164
 Total shareholders' equity        99,488        87,013        80,754       76,825        73,546
 ------------------------------ ------------- ------------- ------------ ------------- ------------


(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization of goodwill.
(2) EBITDA for the years ending December 31, 1998 and 1997 excludes a non-recurring charge for write-down and losses on a joint venture investment of $3,613 and the gain on sale of the Vinyl Division of $3,562; respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
OVERVIEW

CTB had another good year in 2001. Despite lower revenues that resulted from adverse market conditions, the Company was able to continue making ongoing operational improvements, as evidenced by rising operating margins, and to increased earnings per share performance. CTB had a strong year in its International Segment, largely due to strength from its European operations and U.S. exports to Latin America. These positive factors were offset by sluggish market conditions in the U.S. for the Company's Protein Group and Grain Segments throughout much of the year.

Other items of note in 2001 include:

o Consolidation of the Anderson, Missouri, and Springdale, Arkansas, facilities in Anderson.
o Settlement of various legal proceedings and claims in Alabama, which reduced earnings by approximately six cents per diluted share in the fourth quarter.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

------------------------------- ---------------- ----------------- ---------------- ----------------------------------
                                                                                               Percentage
                                                                                           Increase (Decrease)
                                     2001              2000             1999         2001 vs. 2000     2000 vs. 1999
------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------

Net sales                            100.0%            100.0%           100.0%             (10)%             (5)%
Cost of sales                          71.4             73.3             74.3              (13)              (6)
Gross profit                           28.6             26.7             25.7               (4)              (1)
Selling, general and
   administrative expenses             16.6             15.8             15.5               (6)              (4)
Amortization of goodwill                0.9              0.9              0.9               --               (5)
Operating income                       11.1             10.0              9.3               (1)               3
Interest expense, net                  (1.0)            (1.7)            (2.3)             (47)             (30)
Other expense                          (0.1)              --             (0.8)             539              (98)
Income before income taxes             10.0              8.3              6.2                7               27
Income taxes                            3.9              3.3              2.5                5               27
Net income                              6.1              5.0              3.7                9               27
------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------

2001 Compared to 2000
Net sales decreased 10.1% to $232.9 million in 2001 compared to $259.1 million in 2000. The decline in sales is attributed largely to the Grain Segment which was down 28.7 percent compared to last year, primarily as a result of a slowdown in commercial bin orders, lower levels of farm bin sales, and reductions in feed bin sales. Protein Group Segment sales declined 9.3 percent largely from poor conditions in the U.S. poultry market. The International Segment improved 8.8 percent due to strength from the Company's European operations, U.S. exports to Latin America, offset somewhat by weakness in Brazil and in U.S. exports to Europe. Sales of the Company's products to markets outside the U.S. and Canada were $89.9 million in 2001 compared to $82.8 million in 2000, an increase of $7.1 million or 8.6%.

Gross profit decreased 3.7% to $66.6 million in 2001 or 28.6% of net sales compared to $69.2 million in 2000 or 26.7% of net sales. The gross profit margin increase of 1.9 percentage points resulted primarily from operational improvement and cost containment actions, including reductions in certain raw material costs, improved sales mix and reduced profit sharing and warranty costs of $1.1 million in 2000 that did not recur in 2001. Gross profit declined due to a decline in sales volume, offset somewhat by the improvement in the gross profit rate.

Selling, general and administrative expenses decreased 5.6% or $2.3 million to $38.6 million in 2001 from $40.9 million in 2000. As a percent of net sales, selling, general and administrative expenses were 16.6% in 2001 and 15.8% in 2000. The dollar decrease is primarily attributable to decreased profit sharing resulting from higher performance targets in 2001 and reductions through restructuring and cost-savings efforts, offset somewhat by a $0.6 million charge to increase the allowance for doubtful accounts receivable and legal settlements of various proceedings and claims in Alabama, which resulted in a $1.1 million charge to earnings in 2001. Additionally, expense in 2000 was favorably impacted by a $0.9 million gain on the curtailment of postretirement medical benefits, offset somewhat by a $0.5 million restructuring charge. Selling, general and administrative expenses as a percent of sales increased slightly due to declining sales, largely offset by reduced costs.

Amortization of goodwill remained the same at $2.3 million in 2001 and 2000.

Operating income decreased 1.0% or $0.2 million to $25.8 million in 2001 compared to $26.0 million in 2000. Operating income margins increased to 11.1% of net sales in 2001 from 10.0% of net sales in 2000. The decrease in operating income was a result of lower sales volumes, largely offset by a higher gross profit margin rate and lower selling, general and administrative expenses. The increase in operating income margins is due primarily to the improvement in gross profit margins as discussed above.

Interest expense decreased to $2.3 million in 2001 or 47.1% from $4.3 million in 2000. The decrease is primarily due to lower average borrowings and lower borrowing costs in 2001. Borrowing rates have declined as a result of lower market interest rates on variable rate debt and reductions in the Company's rate structure due to financial performance.

Other expense includes foreign exchange and joint venture losses. Other expense increased by $0.2 million from 2000. The increase is due primarily to the 2001 impact of non-cash foreign exchange losses on U.S. dollar-denominated intercompany debt. This charge was a result of the continuing devaluation of the Brazilian and euro currencies versus the U.S. dollar.

Net income increased 9.1% or $1.2 million to $14.2 million ($1.28 per weighted average diluted share) in 2001 from $13.0 million ($1.16 per weighted average diluted share) in 2000. The increase was attributable to improved operating income margins, lower interest expense and a lower effective tax rate, which was 39.0% for 2001 and 40.0% for 2000.

Diluted weighted average common and common equivalent shares outstanding during 2001 were 11.1 million shares compared to 11.2 million shares in 2000, a decrease of 1.3%. The diluted shares outstanding at December 31, 2001 and December 31, 2000, were 11.1 million shares.

2000 Compared to 1999

Net sales decreased 4.9% to $259.1 million in 2000 compared to $272.6 million in 1999. The decline in sales is attributed to a combination of continued market softness and currency weakness in Western Europe in 2000, and to the completion of the poultry building sales in 1999, which contributed $5.8 million of revenue that year. Sales of the Company's products to markets outside the U.S. and Canada were $82.8 million in 2000, a decrease of $3.1 million or 3.6%.

Gross profit decreased 1.2% to $69.2 million in 2000 or 26.7% of net sales compared to $70.1 million in 1999 or 25.7% of net sales. The gross profit margin increase of 1.0 percentage point was attributable to operational improvements as well as to the completion of the poultry building sales in 1999, which represented $5.8 million in building sales at essentially no margin, a restructuring charge of $0.6 million in 1999 and a one-time, non-cash purchase accounting charge of $0.4 million in 1999 related to the Roxell N.V. acquisition. These improvements were offset somewhat by a restructuring charge of $0.2 million in 2000, $1.6 million in unusual warranty charges for repairs expected to be made over the next three to five years related to two specific warranty programs initiated in 2000 and increased profit-sharing costs resulting from improved earnings.

Selling, general and administrative expenses decreased 3.6% or $1.5 million to $40.9 million in 2000 from $42.4 million in 1999. As a percent of net sales, selling, general and administrative expenses were 15.8% in 2000 and 15.5% in 1999. The dollar decrease is primarily attributable to reductions through restructuring and cost savings efforts, a gain on the curtailment of postretirement medical benefits of $0.9 million, and a 1999 restructuring charge of $0.3 million offset somewhat by a restructuring charge of $0.5 million in 2000 and increased profit-sharing costs resulting from improved earnings. The slight increase in selling, general and administrative costs as a percent of sales was caused by lower sales volumes.

Amortization of goodwill decreased to $2.3 million in 2000 or 5.7% from $2.5 million in 1999 primarily from changes in foreign exchange rates.

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

Interest expense decreased to $4.3 million in 2000 or 29.9% from $6.2 million in 1999. The decrease is due primarily to lower average borrowings from repayment of debt and lower average all-in borrowing costs as financial measurements improved, resulting in lower borrowing rates on fixed rate debt.

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

Financial Position

Changes in the financial position of the Company from 2000 to 2001 were due primarily to operating activities.

Total assets decreased from $195.4 million at December 31, 2000, to $178.3 million at December 31, 2001. Accounts receivable decreased by $5.4 million from December 31, 2000, to December 31, 2001, due to income tax refunds of $2.3 million, lower sales volumes and improved management of accounts receivable. Inventories at December 31, 2001, decreased $3.0 million due to lower sales volumes and improved management of inventory levels. Net property, plant and equipment decreased $4.0 million from December 31, 2000 to December 31, 2001. The net decrease was due primarily to depreciation and fluctuations in foreign exchange rates offset somewhat by capital outlays that were less than depreciation charges. Intangibles decreased by $4.3 million from December 31, 2000 to December 31, 2001, due primarily to amortization and foreign currency changes.

Total liabilities decreased $29.5 million from $108.3 million at December 31, 2000, to $78.8 at December 31, 2001. Accounts payable and accrued liabilities decreased $4.4 million during this period; primarily from lower accounts payable and profit-sharing accruals. Deferred revenue increased $0.5 million to $2.9 million at December 31, 2001. Total debt decreased $25.3 million primarily due to cash provided by operating activities used to reduce debt, offset somewhat by borrowings to purchase property, plant and equipment and to fund the purchase of treasury stock.

Total shareholders' equity increased $12.5 million due largely to net income for the period offset by treasury stock purchases and changes in foreign currency translation adjustment.

Liquidity and Capital Resources

As of December 31, 2001, the Company had $23.9 million of working capital, a decrease of $5.0 million from working capital of $28.9 million as of December 31, 2000. Net cash provided from operating activities in 2001 was $30.4 million. Cash flow from operations was provided by net income and working capital changes. Net cash provided by operating activities in 2000 was $23.0 million, driven primarily by net income and working capital changes.

In 2001, cash used in investing activities was $4.8 million, which was used primarily for acquisition of property, plant and equipment. In 2000, cash used in investing activities was $4.9 million, which was used primarily for acquisition of property, plant and equipment.

In 2001, net cash used in financing activities was $24.5 million. During 2001, there was a net $23.7 million repayment on revolver borrowings and $0.8 million use of cash for treasury stock purchases. Cash used in financing activities in 2000 was $17.9 million resulting from a net $12.5 million repayment on revolver borrowings and $5.5 million use of cash for treasury stock purchases.

During 2001, the Company's Board of Directors approved an increase in its stock repurchase program by 500,000 shares, increasing the total authorization to 3,000,000 shares. As of December 31, 2001, the Company had repurchased 2,463,964 shares for approximately $18.7 million. A total of 87,899 shares were purchased in 2001 at a cost of approximately $0.8 million. During 2001, 2000 and 1999, stock option holders exercised options to purchase 62,560; 36,280 and 11,256 shares for $54,000; $30,000 and $9,000.

A significant portion of the Company's liquidity is derived from operating cash flows, with net income adjusted for depreciation and amortization and improvements in working capital the primary drivers offset by acquisition of property, plant and equipment. The Company believes that risks to current liquidity are not significant given the Company's past track record of profitability, ability to manage operating expenses in periods of declining sales, improved utilization of working capital, annual investment in capital expenditures which typically run at or below annual depreciation expense and significant available borrowings under the Company's revolving credit facility. The revolving credit facility, as amended, provides the Company $135 million in borrowing capability. There is no mandatory principal amortization prior to maturity in January 2004; however, the Company remains subject to certain financial and business covenants customary for credit facilities of this type. Of the $135 million line of credit, approximately $116 million was available for use at December 31, 2001, with approximately $80 million of unused availability to satisfy capital and/or liquidity needs.

Availability is defined as the lower of debt divided by EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) not to exceed a ratio of 3.25:1 or debt divided by total capitalization (debt plus shareholders' equity), not to exceed 60%. The Company's ability to borrow is related to the amount of EBITDA on a rolling four-quarter basis and/or total capitalization as calculated at each quarter end. Significant financial and business covenants of the revolving credit facility include, but are not limited to timely reporting of financial results to its syndicate lenders; maintenance of minimum net worth requirements; maintenance of a minimum interest coverage ratio (a measure of the Company's ability to make interest payments from cash generated by its operations); potential limits on acquisitions and/or divestitures; limits on increased indebtedness outside the revolving credit facility; and maintenance of appropriate corporate insurances, payments of tax obligations, compliance with environmental laws and other business covenants established for the prudent operation of the Company's business. Risks to the Company's ability to borrow funds can occur from things including, but not limited to, declines in EBITDA or total capitalization or a failure to meet financial or business covenants. The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures, debt service requirements and stock repurchases for the foreseeable future.

The Company participates in the agricultural market where risks such as feed, grain and animal price fluctuations; crop yields; consumption trends; demand; market trends; weather; government regulations, policies and programs; social and political trends and outbreaks of disease can all impact the Company's financial situation. Additionally, the Company is subject to seasonal fluctuations in demand for its products. Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins, handling and conditioning equipment in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demands of end users.

The Company's liquidity is not dependent on the use of off-balance-sheet financing arrangements. The Company uses off-balance-sheet financing primarily as a tool to provide customers with extended financing arrangements without adversely impacting the Company's working capital levels. Beginning in May 2001, the Company entered into certain transactions, with respect to a portion of its accounts receivable from international customers, with financing organizations. These transactions have been treated as sales pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At December 31, 2001, the balance of accounts receivable funded with financing organizations was $2.1 million. Total accounts receivable sold since inception of the program have been $9.5 million. The maximum availability under this accounts receivable sales facility is $6.0 million. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. No other significant off-balance-sheet arrangements were entered into during 2001 or existed at December 31, 2001.

The Company has not entered into arrangements with unconsolidated entities other than a 50-50 joint venture, under which the Company purchases products used in the manufacturing of some finished components. The Company is not obligated to continue its joint venture arrangement beyond 2002, and has the ability to purchase similar products from other third-party entities, if pricing and quality standards are more competitive than those provided by the joint venture. The Company participates in joint venture earnings and losses. The Company's portion of joint venture losses has been $61,000; $17,000 and $126,000 in 2001, 2000 and 1999, respectively. The Company made payments in 2001 of $1.4 million for the purchase of extruded plastic products from the joint venture. Other material arrangements with related parties are disclosed in Note 17 to the consolidated financial statements included in Item 8.

The Company does not generally enter into lease agreements with arrangements that could trigger early payment, additional collateral, changes in terms, acceleration of maturities or additional financial obligations. No material guarantees of debt or other commitments to third parties exist, unless noted below.

Total outstanding commitments at December 31, 2001 were as follows:

(in thousands)
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
                                           Less than 1
                              Total           year           1-3 years        4-5 years     After 5 years
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
Long-term debt            $  37,829        $       670      $  35,838       $       121      $   1,200
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
Capital lease                   282                190             92                --             --
obligations
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
Operating leases              1,787                653            847               287             --
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
Unconditional                 3,169              2,140            855               174             --
purchase obligations
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
----------------------- ---------------- ---------------- --------------- ---------------- ----------------
   Total                  $  43,067        $     3,653      $  37,632       $       582      $   1,200
----------------------- ---------------- ---------------- --------------- ---------------- ----------------

The Company does not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments. There are no commitments or guarantees that provide for the potential issuance of Company stock.

Seasonality

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins, handling and conditioning equipment in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demands of end users.

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

Euro Conversion

The Company has European-based operations that were required to transact business in the euro currency no later than January 1, 2002. System changes to accommodate euro transactions were completed before the required date. Implementation costs were not significant.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 will be effective for the Company's fiscal year beginning January 1, 2002. At December 31, 2001, the Company had recorded approximately $76.7 million of goodwill, net of accumulated amortization, on its consolidated balance sheet and the related goodwill amortization expense was approximately $2.3 million for the years ended December 31, 2001 and 2000 and $2.5 million for the year ended December 31, 1999. Although the effects of implementing the new accounting standard have not yet been finalized, the Company expects to record a one-time, non-cash, goodwill impairment charge currently estimated to be in the range of $6.0 to $8.0 million during the first quarter of 2002. This anticipated charge would reflect the cumulative effect of adopting the accounting change in the income statement, but does not affect the Company's operations and has no impact on cash flows. Under the new standard, goodwill will be subject to an annual assessment for impairment using a prescribed fair-value-based test. Additionally, since the Company will no longer amortize goodwill, the Company's pre-tax income, excluding any impairment charges, is expected to increase by approximately $2.3 million on an annual basis.

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supercedes SFAS No. 121 "Accounting for Long-lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," applies to long-lived assets (including discontinued operations) and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 143 will be effective for the Company's fiscal year beginning January 1, 2003. SFAS No. 144 will be effective for the Company's fiscal year beginning January 1, 2002. The Company has evaluated SFAS No. 143 and SFAS No. 144 and determined that there will be no impact on the consolidated financial statements.

Critical Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumption conditions. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: the allowance for doubtful accounts; excess, obsolete and slow-moving inventory reserves; goodwill impairment; income taxes; and warranty accruals.

Allowance for doubtful accounts. Management specifically analyzes the aging of accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2001 accounts receivable were $23.9 million, net of the allowance for doubtful accounts of $2.2 million.

Excess, obsolete and slow-moving inventory reserves. Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for domestic subsidiaries and the first-in, first-out (FIFO) and weighted average method for foreign subsidiaries. Reserves for excess, obsolete and slow-moving inventories are provided based on historical experience and current product demand. Management applies a specific methodology in determining inventory reserves based on historical usage and sales patterns, but also considers the physical condition of products and other specific circumstances in evaluating the reserve. These reserves are estimated and could vary, either favorably or unfavorably, from actual requirements if future results differ from historical usage and sales patterns. At December 31, 2001 inventories were $23.7 million, net of reserves of $1.7 million.

Goodwill impairment. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 will be effective for the Company's fiscal year beginning January 1, 2002. At December 31, 2001, the Company had recorded approximately $76.7 million of goodwill, net of accumulated amortization, on its consolidated balance sheet and the related goodwill amortization expense was approximately $2.3 million for the years ended December 31, 2001 and 2000 and $2.5 million for the year ended December 31, 1999. Although the effects of implementing the new accounting standard have not yet been finalized, the Company expects to record a one-time, non-cash, goodwill impairment charge currently estimated to be in the range of $6.0 to $8.0 million during the first quarter of 2002. This anticipated charge would reflect the cumulative effect of adopting the accounting change in the income statement, but does not affect the Company's operations and has no impact on cash flows. Under the new standard, goodwill will be subject to an annual assessment for impairment using a prescribed fair-value-based test. Additionally, since the Company will no longer amortize goodwill, the Company's pre-tax income, excluding any impairment charges, is expected to increase by approximately $2.3 million on an annual basis.

Income taxes. As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing book and tax treatments for certain accrued liabilities; inventory reserves; property, plant and equipment; goodwill and other assets and liabilities. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and in evaluating any valuation allowances to be recorded against deferred tax assets. The Company has recorded a valuation allowance of $0.9 million as of December 31, 2001, due to uncertainties related to the Company's ability to utilize foreign tax credits, prior to their expiration.

Warranty accruals. Depending on the product, the Company provides its customers with a one- to five-year warranty, from the date of purchase, or longer for certain components. Estimated warranty costs are accrued at the time revenue is recognized for potential product deficiencies. Management utilizes historical experience, considers new product introductions and other specific facts and circumstances when appropriate, in estimating future warranty exposures. The warranty accrual at December 31, 2001 was $3.0 million.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See Note 1 to CTB's consolidated financial statements included under Item 8, which is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk-sensitive instruments for trading purposes. The Company utilizes interest rate swap agreements to reduce its exposure to changes in borrowing rates. Principal exposed to interest rate risk at December 31, 2001, is $2.7 million in variable rate debt exclusive of $32.6 million of variable rate debt covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest-rate-sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of December 31, 2001, the estimated reduction in earnings, net of tax, is expected to be approximately $0.1 million.

The Company periodically utilizes foreign exchange contracts to minimize its exposure to currency risk for the payment of its interest obligations on non-U.S.-dollar-denominated debt. Foreign currency payments are received periodically from its foreign subsidiaries to permit repayment of non-U.S.-dollar-denominated debt owed by the parent company. Upon receipt of cash from foreign subsidiaries, forward contracts are purchased as a hedge against exchange rate fluctuations that may occur between the date cash is received and the date the interest payment is made.

The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S.-dollar-denominated intercompany loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $45,000, net of tax, for every 10% devaluation of the Brazilian real per U.S. dollar and up to $80,000 net of tax, for every 10% depreciation of the euro and its fixed legacy currencies. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of CTB International Corp.:

We have audited the accompanying consolidated balance sheets of CTB International Corp. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 5, 2002

                        CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------- ------------ ------------- -------------
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
(in thousands, except per share amounts)                     2001         2000         1999
--------------------------------------------------------- ------------ ------------- -------------
NET SALES                                                    $232,869     $259,115     $ 272,603
COST OF SALES                                                 166,220      189,894       202,534
--------------------------------------------------------- ------------ ------------- -------------
     Gross profit                                              66,649       69,221        70,069
OTHER OPERATING EXPENSE:
     Selling, general and administrative expenses              38,558       40,853        42,374
     Amortization of goodwill                                   2,319        2,330         2,470
--------------------------------------------------------- ------------ ------------- -------------
OPERATING INCOME                                               25,772       26,038        25,225
OTHER EXPENSE:
     Interest expense, net                                     (2,299)      (4,349)       (6,205)
        Foreign exchange loss                                    (188)         (22)       (1,858)
     Joint venture loss                                           (61)         (17)         (126)
--------------------------------------------------------- ------------ ------------- -------------
INCOME BEFORE INCOME TAXES                                     23,224       21,650        17,036
INCOME TAXES                                                    9,053        8,660         6,820
--------------------------------------------------------- ------------ ------------- -------------
NET INCOME                                                    $14,171      $12,990       $10,216
--------------------------------------------------------- ------------ ------------- -------------
EARNINGS PER SHARE:
     Basic:  Earnings per share                                 $1.30        $1.18         $0.85
             Weighted average shares                           10,886       11,015        12,037
--------------------------------------------------------- ------------ ------------- -------------
     Diluted:   Earnings per share                              $1.28        $1.16         $0.83
                Weighted average shares                        11,082       11,227        12,273
--------------------------------------------------------- ------------ ------------- -------------

See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------- ------------------- ---------------------
YEARS ENDED DECEMBER 31,
(in thousands, except share and per share amounts)                                 2001                2000
---------------------------------------------------------------------------- ------------------- ---------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                 $  3,242            $  2,009
     Accounts receivable, less allowance for
         doubtful accounts of $2,235 and $1,907 respectively                     23,945              29,324
     Inventories                                                                 23,743              26,706
     Deferred income taxes                                                        1,176               1,372
     Prepaid expenses and other current assets                                    1,372               2,957
---------------------------------------------------------------------------- ------------------- ---------------------
     Total current assets                                                        53,478              62,368
PROPERTY, PLANT AND EQUIPMENT - Net                                              46,412              50,399
INTANGIBLES - Net                                                                77,527              81,848
OTHER ASSETS                                                                        862                 742
---------------------------------------------------------------------------- ------------------- ---------------------
     TOTAL ASSETS                                                              $178,279            $195,357
---------------------------------------------------------------------------- ------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                            $9,966             $10,596
     Current portion of long-term debt                                              670                 669
     Accrued liabilities                                                         15,985              19,753
     Deferred revenue                                                             2,948               2,489
---------------------------------------------------------------------------- ------------------- ---------------------
     Total current liabilities                                                   29,569              33,507
LONG-TERM DEBT                                                                   37,159              62,505
DEFERRED INCOME TAXES                                                             8,782               8,982
ACCRUED POSTRETIREMENT BENEFIT COSTS AND OTHER                                    3,281               3,350
COMMITMENTS AND CONTINGENCIES (See Note 8)                                           --                  --
SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value;
         40,000,000 shares authorized; 12,924,990 shares issued                     129                 129
     Preferred stock - 6.0% cumulative, $0.01 par value;
         4,000,000 shares authorized; 0 shares issued and outstanding
        Additional paid-in capital                                               76,111              76,562
        Treasury stock, at cost;  2001 - 2,056,869 shares;
             2000 - 2,031,530 shares;                                           (14,706)            (14,420)
        Reduction for carryover of predecessor cost basis                       (26,964)            (26,964)
        Accumulated other comprehensive loss:
              Foreign currency translation adjustment                            (3,926)             (3,097)
              Derivative and hedging activities                                    (130)                  -
        Retained earnings                                                        68,974              54,803
---------------------------------------------------------------------------- ------------------- ---------------------
     Total shareholders' equity                                                  99,488              87,013
---------------------------------------------------------------------------- ------------------- ---------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $178,279            $195,357
---------------------------------------------------------------------------- ------------------- ---------------------

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------- --------- --------- ----------- ---------- --------- ---------
YEARS ENDED DECEMBER 31, 1999, 2000 and 2001
(in thousands)
------------------- ----------- -------- --------- ---------- --------- ----------- ---------------------- --------- ---------
                                                                                     Accumulated Other
                                                                                    Comprehensive Income
                                                                                           (Loss)
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
                                                                        Reduction
                                                                        For
                                                                        Carryover   Foreign     Derivative
                                                   Additional           of          Currency    And
                    Comprehen-  Common   Preferred Paid-In    Treasury  Predecessor Translation Hedging    Retained
                    sive Income Stock    Stock     Capital    Stock     Cost Basis  Adjustment  Activities Earnings  Total
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
BALANCE,                         $129     $--       $76,897    ($5,390)  ($26,964)       $556               $31,597   $76,825
January 1, 1999
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
TREASURY STOCK:
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    Purchased;
    579,750 Shares                                              (3,950)                                                (3,950)
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    Stock Options                                       (79)        89                                                     10
    Exercised;
    11,256 Shares
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
COMPREHENSIVE
INCOME:
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
     NET INCOME      $10,216                                                                                 10,216    10,216
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    FOREIGN
    CURRENCY
    TRANSLATION       (2,347)                                                          (2,347)                         (2,347)
    ADJUSTMENT
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
COMPREHENSIVE         $7,869
INCOME
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
BALANCE,                         $129       $--     $76,818    ($9,251)  ($26,964)    ($1,791)              $41,813   $80,754
December 31, 1999
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
TREASURY STOCK:
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    Purchased;
    810,697 Shares                                              (5,455)                                                (5,455)
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    Stock Options                                      (256)       286                                                     30
    Exercised;
    36,280 Shares
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
COMPREHENSIVE
INCOME:
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    NET INCOME       $12,990                                                                                 12,990    12,990
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    FOREIGN
    CURRENCY
    TRANSLATION       (1,306)                                                          (1,306)                         (1,306)
    ADJUSTMENT
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
COMPREHENSIVE        $11,684
INCOME
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
BALANCE,                         $129       $--     $76,562   ($14,420)  ($26,964)    ($3,097)              $54,803   $87,013
December 31, 2000
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
TREASURY STOCK:
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    Purchased;
    87,899 Shares                                                 (791)                                                  (791)
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    Stock
    Options                                            (451)       505                                                     54
    Exercised;
    62,560 Shares
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
COMPREHENSIVE
INCOME:
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    NET INCOME       $14,171                                                                                 14,171    14,171
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    CUMULATIVE           663                                                                         663                  663
    EFFECT OF
    CHANGE IN
    ACCOUNTING
    PRINCIPLE
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    DERIVATIVE AND      (793)                                                                       (793)                (793)
    HEDGING
    ACTIVITIES
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
    FOREIGN             (829)                                                            (829)                           (829)
    CURRENCY
    TRANSLATION
    ADJUSTMENT
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
COMPREHENSIVE        $13,212
INCOME
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
BALANCE,                         $129      $--      $76,111   ($14,706)  ($26,964)    ($3,926)     ($130)   $68,974   $99,488
DECEMBER 31, 2001
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------
------------------- ----------- -------- --------- ---------- --------- ----------- ----------- ---------- --------- ---------

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------- ---------------- --------------- ---------------
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
(in thousands)                                                          2001             2000            1999
----------------------------------------------------------------- ---------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 14,171         $ 12,990         $10,216
   Adjustments to reconcile net income to net cash flows
     from operating activities:
     Depreciation                                                      7,919            7,865           7,481
     Amortization                                                      2,748            2,846           2,961
        Foreign exchange loss                                            188               22           1,858
     Equity in loss from joint venture                                    61               17             126
     (Gain) loss on sale of assets                                      (106)            (241)             10
     Deferred income taxes                                                57             (854)            763
     Changes in operating assets and liabilities
       (net of effects from acquisitions):
       Accounts receivable                                             4,796            1,373          11,732
       Construction costs in excess of billings                           --               --           5,120
       Inventories                                                     2,466            2,527           2,635
       Prepaid expenses and other assets                               1,387           (1,350)            305
       Accounts payable, accruals and other liabilities               (3,279)          (2,175)         (6,101)
----------------------------------------------------------------- ---------------- --------------- ---------------
       Net cash flows from operating activities                       30,408           23,020          37,106
----------------------------------------------------------------- ---------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                       (5,039)          (4,252)         (6,759)
   Acquisitions, net of cash acquired                                    --            (1,100)        (33,884)
   Proceeds from sale of assets                                          204              478             246
----------------------------------------------------------------- ---------------- --------------- ---------------
       Net cash flows from investing activities                       (4,835)          (4,874)        (40,397)
----------------------------------------------------------------- ---------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                           (791)          (5,455)         (3,950)
   Exercise of stock options                                              54               30              10
   Proceeds from long-term debt                                      191,288          283,692         388,108
   Payments on long-term debt                                       (215,005)        (296,169)       (377,437)
----------------------------------------------------------------- ---------------- --------------- ---------------
       Net cash flows from financing activities                      (24,454)         (17,902)          6,731
----------------------------------------------------------------- ---------------- --------------- ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,119              244           3,440
NET EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH                      114             (674)         (1,609)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,009            2,439             608
----------------------------------------------------------------- ---------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   3,242        $   2,009       $   2,439
----------------------------------------------------------------- ---------------- --------------- ---------------

Supplemental Disclosures of Cash Flow information
  Non-cash investing and financing activities:
In 1999 the Company recorded liabilities pursuant to acquisition agreements of $49,000.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business - The Company is a designer, manufacturer and marketer of agricultural equipment for the poultry, hog and egg production markets and for the grain storage, handling and conditioning market. The Company markets its products on a worldwide basis primarily under the BROCK(R), CHORE-TIME(R), ENERGY MISER(R), FANCOM(R), SIBLEY(R), STACO(R), and ROXELL(R) names.

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

Cash Equivalents - The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for domestic subsidiaries and the first-in, first-out (FIFO) and weighted average method for foreign subsidiaries.

Property, Plant and Equipment - Property, plant and equipment is stated at cost. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of individual assets. The estimated useful lives for buildings and improvements range from 10 to 40 years, or the life of the lease if shorter, and from 3 to 10 years for machinery and equipment.

Goodwill - Goodwill represents costs in excess of the fair value of net assets acquired and is amortized using the straight-line method over 40 years, except for Fancom Holding B.V. and its consolidated subsidiaries which is amortized over 25 years. The Company periodically assesses the recoverability of goodwill based on its expectations of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill. If the Company determines, based on such measures, that the carrying amount is impaired, the goodwill will be written down to its recoverable value with a corresponding charge to earnings. During the periods presented no such impairment was incurred. Also see "New Accounting Pronouncements."

Impairment of Long-Lived Assets - Management reviews long-lived assets and related intangible assets for impairment of value whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the Company determines it is unable to recover the carrying value of the assets, the assets will be written down using an appropriate method. Management does not believe current events or circumstances provide evidence that suggests asset values have been impaired during the periods presented.

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

Depending on the product, the Company provides its customers with a one- to five-year warranty, from the date of purchase, or longer for certain components. Estimated warranty costs are accrued at the time of sale. Warranty expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,894,000; $3,531,000 and $1,627,000; respectively.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the agriculture industry. No single customer accounted for a significant amount of the Company's sales in 2001, 2000 or 1999, and there were no significant accounts receivable from a single customer at December 31, 2001, 2000 or 1999. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. To reduce credit risk, the Company generally receives down payments on large orders. In order to minimize the risk of loss on export sales, the Company insures certain foreign trade receivables.

Accounts Receivable Sales - In May 2001, the Company entered into certain transactions, with respect to a portion of its accounts receivable from international customers, with financing organizations in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At December 31, 2001, the balance of accounts receivable funded with financing organizations was $2.1 million. Total accounts receivable sold since inception of the program have been $9.5 million. The maximum availability under this accounts receivable sales facility is $6.0 million. Costs incurred in connection with these sales totaled $106,000 and were recorded as losses on the sale of assets that are included as a component of selling, general, and administrative expenses in the Consolidated Statement of Income. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.

Research and Development - Research and development expenditures are charged to operations as incurred. Total research and development expenses for 2001, 2000 and 1999 were approximately $5,010,000; $4,681,000 and $5,579,000; respectively.

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

Derivative and Hedging Activities - The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on results of operations but resulted in a pre-tax cumulative effect of an accounting change of $1,106,000 ($663,000 net of tax) being recognized as income in other comprehensive income representing the fair value of interest rate swaps. At December 31, 2001, the pre-tax impact on other comprehensive income was $217,000; resulting in other comprehensive loss, net of tax, of $130,000.

Forward Exchange Contracts - The Company enters into foreign currency forward exchange contracts on a limited basis. Contracts entered into are for significant outstanding interest payment obligations and limited purchases of foreign inventory components in currencies other than U.S. dollars for which timing of the payment can be reasonably ascertained. The purpose of the Company's hedging activities is to both protect the Company from the risk that the periodic foreign currency flows (primarily dividends and debt service) from foreign subsidiaries will not match future foreign currency interest payments, and to limit the effect of foreign currency fluctuations on purchases of foreign components for eventual sale in the U.S. Forward contracts that are designated as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in earnings and as an adjustment to the assets and liabilities being hedged. The Company's foreign exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on the contracts generally offset gains and losses on the assets and liabilities being hedged.

No contracts were entered into during 2001. Approximately $0.9 million in contracts were entered into in 2000 while there were approximately $2.0 million in contracts entered into in 1999. There were no open contracts outstanding at December 31, 2001. The notional and fair values of contracts at December 31, 2000 and 1999, were $801,000 and $762,000; respectively.

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

The basic weighted average common shares outstanding reconciles to diluted weighted average common shares outstanding as follows:

(in thousands)
----------------------------------- --------------- -------------- -------------
                                         2001           2000           1999
----------------------------------- --------------- -------------- -------------
Basic weighted average shares          10,886          11,015         12,037
Dilutive effect of stock options          196             212            236
----------------------------------- --------------- -------------- -------------
----------------------------------- --------------- -------------- -------------
Diluted weighted average shares        11,082          11,227         12,273
----------------------------------- --------------- -------------- -------------

New Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 will be effective for the Company's fiscal year beginning January 1, 2002. At December 31, 2001, the Company had recorded approximately $76.7 million of goodwill, net of accumulated amortization, on its consolidated balance sheet and the related goodwill amortization expense was approximately $2.3 million for the years ended December 31, 2001 and 2000 and $2.5 million for the year ended December 31, 1999. Although the effects of implementing the new accounting standard have not yet been finalized, the Company expects to record a one-time, non-cash, goodwill impairment charge currently estimated to be in the range of $6.0 to $8.0 million during the first quarter of 2002. This anticipated charge would reflect the cumulative effect of adopting the accounting change in the income statement, but does not affect the Company's operations and has no impact on cash flows. Under the new standard, goodwill will be subject to an annual assessment for impairment using a prescribed fair-value-based test. Additionally, since the Company will no longer amortize goodwill, the Company's pre-tax income, excluding any impairment charges, is expected to increase by approximately $2.3 million on an annual basis.

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supercedes SFAS No. 121 "Accounting for Long-lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," applies to long-lived assets (including discontinued operations) and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 143 will be effective for the Company's fiscal year beginning January 1, 2003. SFAS No. 144 will be effective for the Company's fiscal year beginning January 1, 2002. The Company has evaluated SFAS No. 143 and SFAS No. 144 and determined that there will be no impact on the consolidated financial statements.

Reclassifications - Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

2. Business Combinations

On January 12, 1999, the Company acquired substantially all of the assets of Roxell N.V. (Roxell). Based in Maldegem, Belgium, Roxell is a leading global manufacturer and marketer of automated feeding and watering systems as well as feed storage bins for the poultry and hog production markets. The purchase price of $33.9 million, net of cash acquired and including expenses, was financed through German mark-denominated borrowings under the Company's credit facility.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their fair market values as of the date of acquisition with the remainder charged to goodwill which is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows:

(in thousands)
------------------------------------------- -----------------
Current assets                               $    10,508
Property, plant and equipment                      7,175
Intangibles and other assets                      27,849
Long-term debt assumed                              (740)
Liabilities assumed                              (10,908)
------------------------------------------- -----------------
          Total purchase price               $    33,884
------------------------------------------- -----------------

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

3. Inventories

Inventories consist of the following:

(in thousands)                                        2001             2000
--------------------------------------------- ---------------- ---------------
Raw material                                      $  5,836         $  6,808
Work in process                                      1,347            1,834
Finished goods                                      16,592           18,118
--------------------------------------------- ---------------- ---------------
                                                    23,775           26,760
LIFO valuation allowance                               (32)             (54)
--------------------------------------------- ---------------- ---------------
Total                                              $23,743          $26,706
--------------------------------------------- ---------------- ---------------

Approximately 79% of the Company's inventories are stated on the LIFO basis at December 31, 2001, and 80% at December 31, 2000.

4. Property, Plant And Equipment

Property, plant and equipment consist of the following:

(in thousands)                                        2001             2000
--------------------------------------------- ---------------- ---------------
Land and improvements                             $  3,630         $  3,556
Buildings and improvements                          22,631           22,813
Machinery and equipment                             55,833           51,510
Construction in progress                               490              709
--------------------------------------------- ---------------- ---------------
                                                    82,584           78,588
Less accumulated depreciation                      (36,172)         (28,189)
--------------------------------------------- ---------------- ---------------
Total                                             $ 46,412         $ 50,399
--------------------------------------------- ---------------- ---------------

5. Intangibles

Intangibles consist of the following:

(in thousands)                                         2001             2000
--------------------------------------------- ---------------- ---------------
Goodwill                                           $ 87,572         $ 89,274
Accumulated amortization                            (10,918)          (8,749)
--------------------------------------------- ---------------- ---------------
Goodwill - net                                       76,654           80,525
--------------------------------------------- ---------------- ---------------
Deferred finance costs and other                      3,621            3,621
Accumulated amortization                             (2,748)          (2,298)
--------------------------------------------- ---------------- ---------------
Deferred finance costs and other - net                  873            1,323
--------------------------------------------- ---------------- ---------------
Total                                              $ 77,527         $ 81,848
--------------------------------------------- ---------------- ---------------

6. Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)                                        2001             2000
--------------------------------------------- ---------------- ---------------
Salaries, wages and benefits                       $ 6,849         $ 10,308
Warranty                                             2,980            3,434
Income taxes                                           760              303
Other                                                5,396            5,708
--------------------------------------------- ---------------- ---------------
Total                                             $ 15,985         $ 19,753
--------------------------------------------- ---------------- ---------------

7. Long-Term Debt

Long-term debt consists of the following:

(in thousands)                                        2001             2000
--------------------------------------------- ---------------- ---------------
Revolving line of credit
   U.S. dollar                                     $12,695          $31,750

   Foreign currency (euro)                          22,643           27,241

Term loans payable to bank                           2,491            4,183
     and other
--------------------------------------------- ---------------- ---------------
     Total debt                                     37,829           63,174
Less current portion                                   670              669
--------------------------------------------- ---------------- ---------------
     Total                                         $37,159          $62,505
--------------------------------------------- ---------------- ---------------

In conjunction with the 1999 closing of the Roxell acquisition, the Company entered into an amendment to its existing credit agreement. The revolving credit facility, as amended, provides the Company $135,000,000 in borrowing capability. There is no mandatory principal amortization prior to maturity in 2004; however, the Company remains subject to certain financial and business covenants customary for credit facilities of this type. The revolving credit facility allows for borrowings in certain foreign currencies up to the U.S. dollar equivalent of $50,000,000. Borrowings in U.S. dollars or other currencies under the amended agreement bear interest at rates ranging from 0.55% to 1.225% over the applicable currency rate (LIBOR, EURIBOR, etc.) depending upon certain financial ratios. At December 31, 2001, the rates on the revolving credit facility ranged from 2.375% to 5.09%. At December 31, 2001, the Company had approximately $80,446,000 of availability under the revolving credit facility.

Under the credit agreement, CTB, Inc., a wholly-owned subsidiary of the Company, is required to maintain a minimum net worth, which increases quarterly by an amount equal to 50.0% of the quarterly earnings of CTB, Inc. This covenant limits the dividends CTB, Inc. can pay to the Company and, therefore, the dividends the Company can pay to its shareholders. The Company was in compliance with all debt covenants at December 31, 2001.

Term loans bear interest at rates ranging from 4.40% to 6.70% and certain amounts are collateralized by named assets of Fancom B.V. and Agile Manufacturing.

Interest paid was approximately $2,629,000; $4,407,000 and $5,735,000 in 2001,
2000 and 1999, respectively.

In conjunction with the debt agreements, the Company maintains various interest rate swap agreements which effectively converted the equivalent of $32,643,000 and $42,241,000 of the revolver debt at December 31, 2001, and 2000 into approximately 4.56% and 4.79% fixed rate debt on a weighted average basis. The swaps have variable maturity dates, the latest expiring January 12, 2004.

The weighted average interest on credit facility debt outstanding at December 31, 2001, and 2000, after considering the effect of interest rate swaps, was 4.39% and 5.51%, respectively.

The carrying value of debt approximates fair value because the floating interest rates reflect market rates. The fair value of interest rate swaps was ($217,000); $1,106,000 and $1,192,000 at December 31, 2001, 2000 and 1999,
respectively.

Foreign currency debt has been incurred to finance a foreign acquisition and provides a natural hedge of debt service with the commensurate cash flows of the acquired entity. The use of foreign currency debt to finance a foreign acquisition may result in certain foreign exchange fluctuations that are accounted for as foreign currency translation adjustments in shareholders' equity.

The aggregate maturities of long-term debt at December 31, 2001, are as follows:

(in thousands)
----------------- ---------------- --------------- ----------------
                   Term Loans          Revolver         Total
2002                $     670        $       --     $     670
2003                      256                --           256
2004                      127            35,339        35,466
2005                      116                --           116
2006                      121                --           121
Thereafter              1,200                --         1,200
----------------- ---------------- --------------- ----------------
   Total             $  2,490           $35,339       $37,829
----------------- ---------------- --------------- ----------------

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

In the fourth quarter of 2001, the Company settled various legal proceedings and claims in Alabama, which resulted in an approximately $1.1 million charge to earnings, or six cents per diluted share. There were approximately 54 separate actions and claims, in various venues in Alabama that were settled. While the Company believes that it had meritorious defenses to these actions and claims, and did not admit liability or wrongdoing in any of the settlements, the Company decided to settle these matters in order to limit the ongoing litigation expenses and investment of time and effort, as well as any potential liability in each such matter.

The Company has a Management Incentive Compensation Plan whereby certain employees are eligible for annual bonuses based upon achievement of certain financial goals, including diluted earnings per share and business unit operating targets.

The Company has contracts that commit it to purchase fixed quantities of certain raw materials and semi-finished products. The contracts, which are generally of one year or less in duration, require the Company to purchase approximately $3.2 million at December 31, 2001.

The Company leases certain property and equipment including some plant facilities, property, warehouses, vehicles and manufacturing equipment, under operating leases which generally expire over the next five years. Some of these operating leases provide the Company with the option to purchase the property or renew the lease, generally at current market rates. Management expects that leases will be renewed or replaced by other leases in the normal course of business.

Minimum payments for operating leases having non-cancelable terms in excess of one year are as follows:

(in thousands)
  --------------------------------------- ----------------
  2002                                          $  653
  2003                                             487
  2004                                             360
  2005                                             217
  2006                                              70
  Thereafter                                        --
  --------------------------------------- ----------------
  Total minimum lease payments                  $1,787
  --------------------------------------- ----------------

Rent expense under operating leases amounted to $745,000; $1,005,000 and $643,000 in 2001, 2000 and 1999, respectively.

9. Profit Sharing

The Company has a qualified defined contribution profit sharing retirement plan that covers substantially all employees who are not participants in certain defined benefit plans. The plan provides that Company contributions be made in amounts as determined by the Company's Board of Directors. Contributions are allocated to participants on the basis of proportionate compensation at the close of each fiscal year. Benefits to participants are limited to funds in their individual accounts, which may also be held in Company stock. The Company recorded expenses related to the plan and predecessor plans of approximately $1,178,000; $1,992,000 and $988,000 in 2001, 2000 and 1999, respectively.

The profit sharing plan and predecessor plans, plus an additional plan at one U.S. subsidiary, have 401(k) provisions which allow participants to contribute a percentage of their pre-tax compensation to the plans within Internal Revenue Code limits. Upon authorization of the Board of Directors, the Company may make matching contributions to these plans. Matching contributions made by the Company to these plans approximated $593,000; $434,000 and $472,000 in 2001, 2000 and 1999, respectively.

10. Pension Plans

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

(in thousands)                                           2001             2000
------------------------------------------- ------------------- ----------------
Service cost                                            $ 183            $ 211
Interest cost                                             169              167
Expected return on assets                                 (41)             (51)
Net amortization and deferral                              48               76
------------------------------------------- ------------------- ----------------
Net periodic pension cost                               $ 359            $ 403
------------------------------------------- ------------------- ----------------

Summary information of the Company's plans is as follows:

(in thousands)                                         2001              2000
-------------------------------------------- ----------------- -----------------
Change in benefit obligation:
Benefit obligation at beginning of year              $2,753           $ 2,986
Service cost                                            183               211
Interest cost                                           169               167
Benefits paid                                           (82)             (398)
Actuarial loss (gain)                                   257               (84)
Exchange rate changes                                   (93)             (129)
-------------------------------------------- ----------------- -----------------
Benefit obligation at end of year                     3,187             2,753
-------------------------------------------- ----------------- -----------------
Change in plan assets:
Fair value of plan assets at beginning of year          903             1,046
Contributions                                           308               276
Benefits paid                                           (82)             (398)
Actual return on plan assets                             99                42
Exchange rate changes                                   (38)              (63)
-------------------------------------------- ----------------- -----------------
Fair value of plan assets at end of year              1,190               903
-------------------------------------------- ----------------- -----------------
Funded status                                        (1,997)           (1,850)
Unrecognized net actuarial loss                         278                 8
Unrecognized prior service cost                         759               817
-------------------------------------------- ----------------- -----------------
     Accrued benefit cost                            $ (960)          $(1,025)
-------------------------------------------- ----------------- -----------------


The projected benefit obligation for the domestic plan was determined using a weighted average discount rate of 7.0% in 2001 and 7.5% in 2000 and 1999. The benefit multiplier was increased $1.00 per year until the participant's normal retirement date. The expected rate of return on plan assets was 9.0%.

The projected benefit obligation for the foreign plans was determined using weighted average discount rates of 4.75% and 5.5% and an expected rate of return on plan assets of 5.5%.

The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act (ERISA) or the respective foreign government law.

11. Postretirement Health Care Benefit Plans

The Company provides medical and dental benefit programs for retired employees and certain employees near retirement.

In December 2000, the Company approved amendments to medical and dental benefits programs for retired employees. The amendments limit eligibility to retirees currently eligible for the benefits and current employees that meet certain eligibility requirements. Amendments to the plan limiting eligibility have been reflected as a curtailment and the Company recorded a curtailment gain of $909,000 as a reduction of selling, general and administrative expenses in 2000. Additionally, changes to a union retiree medical plan, including changes in retiree contribution rates and the provider of plan benefits, resulted in a plan amendment of $1.1 million in 2001, that will be amortized as a charge to cost of sales over the expected service of current employees.

The Company's postretirement plans are unfunded and use the minimum amortization method for recognizing gains and losses for postretirement benefits as prescribed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Summary information of the Company's plan is as follows:

(in thousands)                                         2001               2000
------------------------------------------ ------------------ ------------------
Change in benefit obligation:
Benefit obligation at beginning of year            $  1,798           $  2,679
Service cost                                             21                241
Interest cost                                           125                195
Plan participants' contributions                        160                140
Actuarial gain                                          (55)              (163)
Plan amendment                                        1,145                 --
Curtailment gain                                         --               (909)
Benefits paid                                          (247)              (385)
------------------------------------------ ------------------ ------------------
Benefit obligation at end of year                     2,947              1,798
------------------------------------------ ------------------ ------------------
Fair value of plan assets at end of year                 --                 --
------------------------------------------ ------------------ ------------------
Funded status                                        (2,947)            (1,798)
Unrecognized net actuarial gain                        (180)              (186)
Unrecognized prior service cost                       1,283                151
Unrecognized gain                                       (55)                --
------------------------------------------ ------------------ ------------------
     Accrued benefit cost                          $ (1,899)          $ (1,833)
------------------------------------------ ------------------ ------------------

The accumulated postretirement benefit obligation was determined using relevant actuarial assumptions and the timing of the Company's medical and dental plans. The effect of a 1.0% annual increase in the assumed medical inflation rate on the accumulated postretirement benefit obligation and the related expense would be insignificant.

Measurement of the accumulated postretirement obligation was based on a 7.25% discount rate at December 31, 2001 and 2000, and 7.5% at December 31, 1999. In In 2001 medical trend rates were assumed at 10.5% declining evenly to 6.0%, while in 2000, medical trend rates were assumed at 11.0% trending down to 6.0% and in 1999, medical trend rates were assumed at 12.0% (under age 65) and 8.0% (over age 65) trending down to 6.0%.

The Company funds medical and dental costs as incurred. The components of net periodic postretirement benefit expense are as follows:

(in thousands)                             2001            2000           1999
---------------------------------- -------------- --------------- --------------
Service cost                             $   21          $  241         $  221
Interest cost                               125             195            167
Net amortization and deferral                12              20              7
Curtailment gain                             --            (909)            --
---------------------------------- -------------- --------------- --------------
     Total                                $ 158         $  (453)        $  395
---------------------------------- -------------- --------------- --------------

12. Shareholders' Equity

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

13. Stock Option Plans

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

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply the accounting prescribed by Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated in the table below:

(in thousands, except
 per share amounts)                     2001            2000              1999
------------------------------- -------------- --------------- -----------------
Net income:
     As reported                     $  14,171        $ 12,990          $ 10,216
     Pro forma                          13,742          12,508             9,738
Net income per share - basic:
     As reported                     $    1.30        $   1.18          $   0.85
     Pro forma                            1.26            1.14              0.81
Net income per share - diluted:
     As reported                     $    1.28        $   1.16          $   0.83
     Pro forma                            1.24            1.11              0.79
------------------------------- -------------- --------------- -----------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          2001              2000            1999
----------------------------- ---------------- ----------------- ---------------
Volatility                                 40%               40%             35%
Expected dividend yield                     0%                0%              0%
Risk-free interest rate             4.22-4.74%        4.98-6.22%      4.95-4.98%
Expected life of options               6 years           6 years         5 years
----------------------------- ---------------- ----------------- ---------------

The weighted average fair value of options granted during 2001, 2000 and 1999 was $5.16, $3.66 and $2.12, per share, respectively.

Changes in shares under option are summarized below:

                                           2001                        2000                         1999
------------------------------ -------------- ------------- ------------- ------------- -------------- ------------
                                              Weighted                    Weighted                     Weighted
                                              Average                     Average                      Average
                               Number of      Exercise      Number of     Exercise      Number of      Exercise
                               Shares         Price         Shares        Price         Shares         Price
------------------------------ -------------- ------------- ------------- ------------- -------------- ------------
Outstanding beginning           1,081,824     $ 8.19        1,153,640     $ 7.77          928,758      $ 6.90
 of year
Granted                            40,000       9.66           57,000       7.51          300,000        9.17
Exercised                         (62,560)      0.83          (36,280)      0.83          (11,256)       0.83
Forfeited                         (54,093)     13.51          (92,536)      5.33          (63,862)       2.89
------------------------------ -------------- ------------- ------------- ------------- -------------- ------------
Outstanding end of              1,005,171     $ 8.42        1,081,824     $ 8.19        1,153,640      $ 7.77
      year
------------------------------ -------------- ------------- ------------- ------------- -------------- ------------
Exercisable end of Year           407,100     $ 7.02          328,195     $ 2.93          269,356      $ 2.52
------------------------------ -------------- ------------- ------------- ------------- -------------- ------------

Options outstanding and exercisable at December 31, 2001, are summarized below:

--------------------- --------------------------------------------------------- --------------------------------------
                                          Options Outstanding                       Options Exercisable
                                             Remaining
                           Number         Contractual Life     Weighted Avg.    Number Exercisable    Weighted Avg.
Exercise Prices          Outstanding          in years        Exercise Price                         Exercise Price
$0.83                       264,472              4.0                $0.83              199,168             $0.83
$6.38-$7.97                 242,000              7.4                $6.83                5,000             $6.38
$9.05-$10.00                 40,000              9.8                $9.66                   --                --
$10.92-$14.25               458,699              6.2               $13.54              202,932            $13.21
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
   Total                  1,005,171                                                    407,100
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

14. Income Taxes

The elements of the provision for income taxes are as follows:

(in thousands)                                                   2001              2000               1999
--------------------------------------------------------- ----------------- ------------------ ------------------
Current:
    U.S. federal                                              $ 4,873           $ 7,627           $  3,078
    State                                                         613             1,224                680
    Foreign                                                     3,510               663              2,299
--------------------------------------------------------- ----------------- ------------------ ------------------
Total current                                                   8,996             9,514              6,057
--------------------------------------------------------- ----------------- ------------------ ------------------

Deferred:
    U.S. federal                                                  123              (395)             1,266
    State                                                          17               (56)               181
    Foreign                                                       (83)             (403)              (684)
--------------------------------------------------------- ----------------- ------------------ ------------------
Total deferred                                                     57              (854)               763
--------------------------------------------------------- ----------------- ------------------ ------------------
       Provision for income taxes                             $ 9,053           $ 8,660            $ 6,820
--------------------------------------------------------- ----------------- ------------------ ------------------

Income taxes paid were approximately $8,422,000; $11,339,000; and $8,829,000 in 2001, 2000 and 1999, respectively. At December 31, 2000, the Company had recorded in accounts receivable both income tax overpayments and refund claims of $2,324,000.

A reconciliation of the net effective tax for consolidated operations to the U.S. statutory federal income tax rate, at 35%, is as follows:

(in thousands)                                                    2001             2000              1999
--------------------------------------------------------- ----------------- ------------------ ------------------
U.S. tax at federal statutory rate                             $ 8,128          $ 7,578           $ 5,963
Increase (decrease) in tax resulting from:
    State income taxes, net of U.S. tax benefit                    410              759               559
    FSC benefit                                                   (200)            (228)             (240)
    Non-deductible goodwill                                        384              384               389
    Other, net                                                     331              167               149
--------------------------------------------------------- ----------------- ------------------ ------------------
       Provision for income taxes                              $ 9,053         $  8,660           $ 6,820
--------------------------------------------------------- ----------------- ------------------ ------------------

Deferred tax assets and liabilities are as follows:

(in thousands)                                                           2001                   2000
---------------------------------------------------------------- ---------------------- ----------------------
Deferred tax assets (liabilities) - current:
    Accrued liabilities                                               $ 1,642                $ 1,926
    Inventories                                                        (1,296)                (1,225)
    Allowance for doubtful accounts receivable                            830                    671
---------------------------------------------------------------- ---------------------- ----------------------
Total current                                                           1,176                  1,372
---------------------------------------------------------------- ---------------------- ----------------------

Deferred tax assets (liabilities) - non-current:
    Property, plant and equipment                                      (9,204)                (9,530)
    Goodwill                                                           (1,267)                  (985)
    Accrued postretirement benefit costs                                1,469                  1,406
    Foreign tax credit carryforward                                     1,167                  1,187
    Other                                                                 (22)                  (135)
    Valuation allowance - foreign tax credit                             (925)                  (925)
---------------------------------------------------------------- ---------------------- ----------------------
Total non-current                                                      (8,782)                (8,982)
---------------------------------------------------------------- ---------------------- ----------------------
       Total deferred income tax                                      $(7,606)               $(7,610)
---------------------------------------------------------------- ---------------------- ----------------------

The foreign tax credit carryforward expires at December 31, 2004.

15. Segments

Effective January 1, 2000, the Company's organizational structure and internal financial reporting were reorganized primarily on the basis of business units generally determined by geographic location and type of agricultural market served. The Company believes certain operating segments have similar economic characteristics that meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, beginning in 2000 the Company is reporting three operating segments.

Based on the organizational and reporting structure that existed in 1999 and following the aggregation criteria of SFAS 131, the Company operated in only one segment in that year. It is impracticable to obtain segment data for 1999 that is comparable to the 2001 and 2000 data.

The Company's products for the Protein Group Segment consist of systems which deliver feed and water, and provide a comfortable climate for poultry and hogs, thereby creating an optimum growing environment for efficient production of meat and eggs. Protein Group Segment sales are primarily in the U.S. and Canada. The Grain Segment manufactures a wide variety of models of grain storage bins and handling and conditioning systems for on-farm and commercial grain facilities. The Grain Segment also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. Grain Segment sales are primarily to customers in the U.S. and Canada. The International Segment manufactures and markets products similar to those of the Protein Group and Grain Segments. Sales in the International Segment, however, are generally to customers outside the U.S. and Canada. Inter-segment sales are generally recorded at standard cost plus five percent.

Management evaluates performance based upon operating earnings before interest and income taxes. The Company does not maintain for each of its operating segments separate stand-alone financial statements prepared in accordance with generally accepted accounting principles.

Following is segment information for the year ended December 31, 2001.

    (in thousands)            Protein Group             Grain    International       Other       Consolidated
 --------------------------- ------------------- --------------- ---------------- ------------ ------------------
 Sales to third parties          $  84,038           $ 61,551        $ 87,280      $    --          $ 232,869
 Inter-segment sales                15,319              5,382           2,170      (22,871)               --
 Operating profit                   15,520             11,356          13,987      (15,091)            25,772
 Capital expenditures                1,239              1,333           1,753          714              5,039
 Total assets                       23,736             54,551          56,833       43,159            178,279
 Depreciation and
    amortization of goodwill         2,922              2,755           2,487        2,074             10,238
 ------------------------------- --------------- --------------- ---------------- ------------ ------------------

Following is segment information for the year ended December 31, 2000.

    (in thousands)            Protein Group             Grain     International      Other        Consolidated
 --------------------------- ------------------- --------------- ---------------- ------------ -----------------
 Sales to third parties          $  92,610           $ 86,294        $ 80,211       $   --          $ 259,115
 Inter-segment sales                12,787             11,859           2,510      (27,156)                --
 Operating profit                   17,820             19,325           7,805      (18,912)            26,038
 Capital expenditures                1,604                837           1,110          701              4,252
 Total assets                       32,329             51,526          60,351       51,151            195,357
 Depreciation and
    amortization of goodwill         2,799              2,696           2,203        2,497             10,195
 ------------------------------- --------------- --------------- ---------------- ------------ -----------------

"Other" consists primarily of eliminations for inter-segment sales and corporate-related assets. Additionally, "Other" includes the costs for shared services functions such as Finance, Information Systems and Administration and for shared manufacturing cost centers for the Milford, Indiana, operations as well as profit sharing and bonus plans.

United States and foreign operations, which include subsidiaries in Belgium, the Netherlands and Brazil, are shown below. Net sales amounts are based on the location of the selling entity.

(in thousands)                                    2001                   2000                   1999
--------------------------------------- ---------------------- ---------------------- ----------------------
Net sales:
    United States                             $176,730               $211,432              $ 217,504
    Belgium                                     36,341                 26,675                 30,210
    The Netherlands                             18,715                 17,921                 20,724
    Brazil                                       1,083                  3,087                  4,165
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                     $232,869               $259,115               $272,603
--------------------------------------- ---------------------- ---------------------- ----------------------
Long-lived assets:
    United States                            $  92,070              $  97,121               $102,433
    Belgium                                     23,461                 25,183                 27,895
    The Netherlands                              8,804                 10,074                 10,959
    Brazil                                         466                    611                    643
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                     $124,801               $132,989               $141,930
--------------------------------------- ---------------------- ---------------------- ----------------------

Net sales (based on destination) were as follows:

(in thousands)                                    2001                   2000                   1999
--------------------------------------- ---------------------- ---------------------- ----------------------
    United States                             $131,807               $164,086              $ 176,157
    Latin America                               22,893                 23,275                 20,813
    Europe/Middle East                          55,713                 46,974                 54,600
    Asia                                        11,322                 12,553                 10,461
    Canada                                      11,134                 12,227                 10,572
--------------------------------------- ---------------------- ---------------------- ----------------------
    Total                                     $232,869               $259,115              $ 272,603
--------------------------------------- ---------------------- ---------------------- ----------------------

16. Quarterly Financial Data (Unaudited)

(in thousands, except per share amounts)
----------------------------------------- --------------------------------------------------------------------------
                                                                     Three months ended
2001                                             March 31          June 30       September 30         December 31
----------------------------------------- ------------------ ------------------ ----------------- ------------------
Sales                                            $ 53,185         $ 67,141           $ 66,576            $ 45,967
Gross profit                                     $ 14,560         $ 20,540           $ 20,209            $ 11,340
     Gross margin                                   27.4%            30.6%              30.4%               24.7%
Operating income                                 $  4,549         $  9,812           $ 10,030            $  1,381
     Operating income margin                         8.6%            14.6%              15.1%                3.0%
Net income                                       $  2,279         $  5,346           $  5,716            $    830
Basic earnings per share                         $   0.21         $   0.49           $   0.52            $   0.08
Basic weighted average shares                      10,887           10,870             10,918              10,868
Diluted earnings per share                         $ 0.21         $   0.48           $   0.52            $   0.08
Diluted weighted average shares                    11,087           11,078             11,098              11,064
----------------------------------------- ------------------ ------------------ ----------------- ------------------

(in thousands, except per share amounts)
----------------------------------------- --------------------------------------------------------------------------
                                                                     Three months ended
2000                                             March 31            June 30       September 30       December 31
----------------------------------------- ------------------ ------------------ ----------------- ------------------
Sales                                            $ 57,752          $ 74,294          $ 81,551            $ 45,518
Gross profit                                     $ 16,132          $ 20,113          $ 23,791            $  9,185
     Gross margin                                   27.9%             27.1%             29.2%               20.2%
Operating income                                 $  4,835          $  8,761          $ 11,747            $    695
     Operating income margin                         8.4%             11.8%             14.4%                1.5%
Net income                                       $  2,248          $  4,407          $  6,475            $   (139)
Basic earnings per share                         $   0.20          $   0.40          $   0.59            $  (0.01)
Basic weighted average shares                      11,263            10,970            10,930              11,015
Diluted earnings per share                       $   0.20          $   0.39          $   0.58            $  (0.01)
Diluted weighted average shares                    11,479            11,182            11,139              11,112
----------------------------------------- ------------------ ------------------ ----------------- ------------------

The total quarterly income per common share may not equal the annual amount because net income per common share is calculated independently for each quarter.

17. Related Party Transactions

The Company is required to pay annual management fees of $300,000 plus expenses to American Securities Capital Partners, L.P. (ASCP), a related party through stock ownership. These expenses have been charged to operations, as part of selling, general and administrative expenses.

The Earn-Out payments related to the 1996 acquisition of the Company in a leveraged buyout transaction totaled $1,760,000 in 2000. These amounts were paid to predecessor company shareholders, certain of whom are current directors and officers of the Company.

18. Restructuring

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

The $0.3 million and $0.7 million balance recorded at December 31, 2001 and 2000, to be paid in future periods, is reported in accrued liabilities. Payments made related to restructuring expenses, were $0.4 million and $1.1 million in 2001 and 2000, respectively.

19.  Subsequent Events

In early 2002, the Company completed two acquisitions. On January 22, 2002, CTB announced the establishment of Chore-Time Europe B.V., a European logistics center, in Asten, the Netherlands. The new logistics center was established through the purchase of a controlling interest in Veldmaster B.V., a master distributor in the Netherlands for CTB's Milford-based international business unit. Chore-Time Europe B.V. will sell primarily Chore-Time's products for raising poultry throughout Europe, the Middle East and in northern Africa. CTB has closed its Chore-Time Brock B.V. sales and service facility in Deurne, the Netherlands, and transferred its operations to the new company. Chore-Time Europe B.V., also has a wholly-owned subsidiary in Poland, which has now been designated Chore-Time Europe Sp. z.o.o. On February 1, 2002, the Company acquired substantially all of the operating assets of Beard Industries, Inc., a leading grain dryer manufacturer producing more than 45 different models of dryers for both farm and commercial use under the brand name ENERGY MISER(R). The company, based in Frankfort, Indiana, is also an industry leader in innovative electronic grain drying controls. The total purchase price for these acquisitions was $5.3 million, and was financed through borrowings under the Company's credit facility.

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

================================================================================
PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under
Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part 1 of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commisssion pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

================================================================================
PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a.)1.  Financial Statements and Independent Auditors' Report

The following consolidated financial statements of CTB International Corp. and its subsidiaries are set forth in Part II, Item 8.

o   Independent Auditors' Report.
o Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.
o   Consolidated Balance Sheets as of December 31, 2001, and 2000.
o   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 2001, 2000, and 1999.
o Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.
o   Notes to Consolidated Financial Statements.

(a.)2.  Financial Statement Schedule

The following financial statement schedules are included in this Item 14.

o   Schedule I - Parent company Financial Statements.
o Schedule II - Valuation and Qualifying Accounts for years ended December 31, 2001, 2000 and 1999.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of CTB International Corp. or the Notes thereto.

(a.)3.  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(b.)    Reports on Form 8-K

None.

   SCHEDULE I
   PARENT COMPANY FINANCIAL STATEMENTS

       As discussed in Note 7, under the terms of the Credit Agreement, CTB, Inc., the Company's wholly-owned subsidiary, is limited in the dividends it may distribute to the Company, subject to meeting certain financial goals and requirements. Accordingly, the following parent-company-only financial statements are presented because the distribution of the net assets of CTB, Inc. is restricted.

                                         Condensed Balance Sheets
                                        December 31, 2001 and 2000
                                              (in thousands)

                                                              2001          2000
   Assets
       Equity investment in subsidiaries                   $99,488       $87,013
                                                      ------------  ------------
           Total assets                                    $99,488       $87,013
                                                      ============  ============

   Liabilities and shareholders' equity
       Shareholders' equity                                $99,488       $87,013
                                                      ------------  ------------
           Total liabilities and shareholders' equity      $99,488       $87,013
                                                      ============  ============

                                      Condensed Statements of Income
                               Years Ended December 31, 2001, 2000 and 1999
                                              (in thousands)

                                                2001          2000          1999
   Equity in undistributed net income
     of subsidiaries                         $14,171       $12,990       $10,216
                                        ------------  ------------  ------------
               Net income                    $14,171       $12,990       $10,216
                                        ============  ============  ============

                                    Condensed Statements of Cash Flows
                           For the Years Ended December 31, 2001, 2000 and 1999
                                              (in thousands)

                                                 2001         2000         1999
  Cash flows from operating activities
    Net income                                $14,171      $12,990      $10,216
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
    Equity in undistributed net income of     (14,171)     (12,990)     (10,216)
       subsidiaries
                                             ---------    ---------    ---------
    Net cash provided by operating activities      --           --           --
                                             ---------    ---------    ---------
      Net increase in cash                         --           --           --
      Cash at beginning of the period              --           --           --
                                             ---------    ---------    ---------
      Cash at end of the period                 $  --        $  --        $  --
                                             =========    =========    =========

Note 1 - The Company uses the equity method of accounting for its investment in subsidiaries.
Note 2 - See the Notes to the Company's 2001 Consolidated Financial
          Statements for a complete description of the Company's accounting policies.

SCHEDULE II

                                             VALUATION AND QUALIFYING ACCOUNTS
                                       Years Ended December 31, 2001, 2000 and 1999
                                                      (in thousands)
                  Column A                        Column B             Column C                Column D       Column E
         ----------------------------           ------------- ---------------------------   ------------    -------------
                                                                      Additions
                                                              ---------------------------
                                                 Balance at    Charged to    Charged to                      Balance at
                                                 beginning     costs and       other                            end of
                                                 of period      expenses      accounts       Deductions         period

                                                ------------- ------------- -------------   -------------   -------------
    2001
         Allowance for doubtful accounts . . .      $1,907        $1,239       $ (14) (2)     $ 897 (1)        $ 2,235
         Inventory obsolescence reserve . . .        1,719           188          (9) (2)       168              1,730

    2000
         Allowance for doubtful accounts . . .      $1,086        $1,158       $ (16) (2)     $ 321 (1)        $ 1,907
         Inventory obsolescence reserve . . .        1,071           718         (14) (2)        56              1,719

    1999
         Allowance for doubtful accounts . . .      $1,122          $499       $ 240  (2)      $775 (1)        $ 1,086
         Inventory obsolescence reserve . . .          634           488         251  (2)       302              1,071


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

                             CTB International Corp.


                                                By:   /s/  Victor A. Mancinelli
                                                --------------------------------
                                                Victor A. Mancinelli
                                                Director, President and Chief
                                                Executive Officer

Dated: March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of CTB International Corp. and in the capacities and on the dates indicated.

Signature                     Title                                         Date

/s/   J. Christopher Chocola  Director, Chairman of the Board            3/15/02
----------------------------
J. Christopher Chocola

/s/   Victor A. Mancinelli    Director, President and Chief Executive    3/15/02
----------------------------  Officer (Principal Executive Officer)
Victor A. Mancinelli

/s/   Don J. Steinhilber      Vice President and Chief Financial Officer 3/15/02
----------------------------  (Principal Financial and Accounting Officer)
Don J. Steinhilber

/s/   Caryl M. Chocola         Director                                  3/15/02
----------------------------
Caryl M. Chocola

/s/   Michael G. Fisch         Director                                  3/15/02
----------------------------
Michael G. Fisch

/s/   Larry D. Greene          Director                                  3/15/02
----------------------------
Larry D. Greene

/s/   Frank S. Hermance        Director                                  3/15/02
----------------------------
Frank S. Hermance

/s/   David L. Horing          Director                                  3/15/02
----------------------------
 David L. Horing

/s/   Charles D. Klein         Director                                  3/15/02
----------------------------
 Charles D. Klein

EXHIBIT INDEX

Exhibit
Number

3.1 Restated Articles of Incorporation of the Company, filed as Annex 1 to the Company's definitive Information Statement on Schedule 14C filed on November 19, 1999 and incorporated herein by reference.
3.2   Restated By-Laws of the Company dated as of March 1, 2001.
4.1 Specimen Certificate of Common Stock of the Company, filed as Exhibit 4.1 to Amendment No.3 to the Company's Registration Statement on Form S-1(Registration No. 333-29873) and incorporated herein by reference.
10.1 Commitment Letter, dated as of March 21, 1997, by and among CTB, Inc., and Key Bank National Association, filed as Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.2 Asset Purchase Agreement, dated as of March 31, 1997, by and among Butler Manufacturing Company and CTB, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No.333-29873) and incorporated herein by reference.
10.3 Share Purchase Agreement, dated as of May 1, 1997, by and among Chore-Time Brock Holding B.V. and Halder Investments III B.V., V. Berger, A.Faber, J. Paquet, J.H.M. Cremers and H.W. Gootzen and Fancom Holding B.V., filed as
      Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.4 Asset Purchase Agreement, dated as of May 29, 1997, between CTB, Inc., and Royal Crown Limited, filed as Exhibit 10.5 to the Company's Registration Statement on From S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.5  Stock Purchase Agreement, dated as of November 29, 1995, by and among the Company, CTB Ventures, Inc., CTB, Inc., and the selling shareholders party thereto, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.6 Shareholders' Agreement, dated as of January 4, 1996, by and among the Company and the Individual Shareholders party thereto, filed as Exhibit
      10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.7 Board Representation Agreement, dated as of January 4, 1996, by and among American Securities Capital Partners, L.P., J. Christopher Chocola, Caryl Chocola and the Company, filed as Exhibit 10.8 to the Company's
      Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.8 Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.9 Profit Sharing Plan, filed as Exhibit 10.10 Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.10 Management Incentive Compensation Plan, filed as Exhibit 10.11 Amendment No.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.11 Escrow Agreement, dated as of November 29, 1995, by and among CTB Ventures, Inc., the shareholders party thereto and NBD Bank,N.A., filed as
      Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.12 Management Consulting Agreement, dated as of January 4,1996, by and among CTB, Inc. and American Securities Capital Partners, L.P., filed as Exhibit
      10.13 to the Company's Registration Statement on Form S-1(Registration No. 333-29873) and incorporated herein by reference.
10.13 Agreement for Partial Release of Escrowed Funds, dated as of March 1, 1997, by and among CTB, Inc. and each of the shareholders party thereto, filed as Exhibit 10.14to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.14 Transaction Consulting Agreement, dated as of April 30, 1997, by and among the Company and American Securities Capital Partners, L.P., filed as
      Exhibit 10.15to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.15 Transaction Consulting Agreement, dated as of April 30, 1997, by and among CTB, Inc., and American Securities Capital Partners,L.P., filed as Exhibit 10.16to the Company's Registration Statement on Form S-1 (Registration No. 333-29873) and incorporated herein by reference.
10.16 Acquisition Agreement of all shares of Roxell N.V., dated November 30, 1998, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 2, 1999 and incorporated herein by reference.
10.17 Representations and Warranties of Sellers, filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 2, 1999 and incorporated herein by reference.
10.18
        (i) Credit Agreement, dated as of August 15, 1997, among CTB, Inc., Chore-Time Brock Holding B.V. the Lending Institutions named therein, and KeyBank National Association, filed as Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

        (ii) Amendment No. 1, dated as of March 1, 1998, to Credit Agreement dated as of August 15, 1997 among CTB, Inc., Chore-Time Brock Holding B.V., the Lending Institutions named therein, and Key Bank National Association, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

        (iii) Amendment No. 2, dated as of June 1, 1998, to Credit Agreement dated as of August 15, 1997 among CTB, Inc., Chore-Time Brock Holding B.V., the Lending Institutions named therein, and Key Bank National Association, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

        (iv) Amendment No. 3, dated as of November 19, 1998, to Credit Agreement dated as of August 15, 1997 among CTB, Inc., Chore-Time Brock Holding B.V., the Lending Institutions named therein, and Key Bank National Association, filed as Exhibit
                 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

        (v) Amendment No. 4, dated as of October 5, 2001, to Credit Agreement dated as of August 15, 1997 among CTB, Inc., Chore-Time Brock Holding B.V., the Lending Institutions named therein, and Key Bank National Association, filed as Exhibit
                 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.19 1999 CTB International Corp. Stock Incentive Plan, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
21 Subsidiaries of CTB International Corp., filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (Registration 333-29873) and incorporated herein by reference.
23.1  Consent of Deloitte & Touche LLP.

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements (File Nos. 333-95843 and 333-66132) of CTB International Corp. on Form S-8 of our report dated February 5, 2002, appearing in this Annual Report on Form 10-K of CTB International Corp. for the year ended December 31, 2001.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 15, 2002

                             SHAREHOLDER INFORMATION

BOARD OF DIRECTORS

J. Christopher Chocola
Chairman of the Board

Victor A. Mancinelli
President and Chief Executive Officer
Of the Company

Caryl M. Chocola
Private Investor

Michael G. Fisch
President, American Securities Capital
Partners, L.P.

Larry D. Greene
Manufacturing and Financial Consultant

Frank S. Hermance
Chairman and Chief Executive Officer,
AMETEK, Inc.

David L. Horing
Managing Director, American Securities Capital Partners, L.P.

Charles D. Klein
Managing Director, American Securities
Capital Partners, L.P.


SUBSIDIARIES & DIVISIONS

CTB, Inc.  operations  located at corporate  headquarters  in Milford,  Indiana,
U.S.A.:

Brock Manufacturing
Chore-Time Egg Production Systems
Chore-Time Poultry Production Systems
Chore-Time/Brock International

Operations outside Milford:

Agile Manufacturing
Anderson, Missouri, U.S.A.

Brock Manufacturing
Frankfort, Indiana, U.S.A.
Indianapolis, Indiana, U.S.A.
Kansas City, Missouri, U.S.A.

Chore-Time Egg Production Systems
Decatur, Alabama, U.S.A.

Chore-Time Europe B.V.
Asten, The Netherlands
Strykowo, Poland

Chore-Time Hog Production Systems
Schaefferstown, Pennsylvania, U.S.A.

Chore-Time Ltda.
Londrina, Parana, Brazil

Fancom B.V.
Panningen, The Netherlands
Vitre, France

Roxell N.V.
Maldegem, Belgium