Form 10-Q
period 2002-04-24
CTB INTERNATIONAL CORP
filed 2002-04-29
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____
                            ________________________

                        Commission File Number 000-22973

                             CTB INTERNATIONAL CORP.
             (Exact name of registrant as specified in it's charter)

                               Indiana 35-1970751
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

           State Road 15 North, P.O. Box 2000, Milford, IN 46542-2000
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (574) 658-4191

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes [ X ]         No [ ]

At March 31, 2002, approximately 10,872,162 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                           Page
Part I
    Financial Information

    Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets at March 31,
             2002 and December 31, 2001                                      1

             Condensed Consolidated Statements of Operations for
             the Three Months Ended March 31, 2002 and 2001                  2

             Condensed Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 2002 and 2001                  3

             Notes to Condensed Consolidated Financial Statements            4

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

    Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk                                                           15


Part II

    Other Information

    Item 1.                                                                 16

    Item 6.                                                                 16

Signature                                                                   17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CTB International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                   March 31,       December 31,
                                                    2002              2001
                                                --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $  4,389           $  3,242
   Accounts receivable - Net                          23,497             23,945
   Inventories                                        30,221             23,743
   Deferred income taxes                               1,197              1,176
   Prepaid expenses and other current assets           1,014              1,372
                                                --------------    --------------
      Total current assets                            60,318             53,478

PROPERTY, PLANT AND EQUIPMENT - Net                   47,518             46,412
INTANGIBLES - Net                                     70,148             77,527
OTHER ASSETS                                             860                862
                                                --------------    --------------
   TOTAL ASSETS                                     $178,844           $178,279
                                                ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                 $ 12,292           $  9,966
   Current portion of long-term debt                     780                670
   Accrued liabilities                                16,052             15,985
   Deferred revenue                                    4,547              2,948
                                                --------------    --------------
      Total current liabilities                       33,671             29,569

LONG-TERM DEBT                                        38,679             37,159
DEFERRED INCOME TAXES                                  8,779              8,782
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER          3,197              3,281
MINORITY INTEREST                                        245                  -
COMMITMENTS AND CONTINGENCIES (See Note 7)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 12,924,990 shares issued                129                129
   Preferred stock - 6% cumulative, $.01 par value;
     4,000,000 shares authorized; 0 shares issued
     and outstanding                                       -                  -
   Additional paid-in capital                         76,164             76,111
   Treasury stock, at cost;  2002 - 2,052,828
     shares, 2001 - 2,056,869                        (14,759)           (14,706)
     shares
   Reduction for carryover of predecessor cost basis (26,964)           (26,964)
   Accumulated other comprehensive (loss):
      Foreign currency translation adjustment         (4,210)            (3,926)
      Derivative and hedging activities                  (79)              (130)
   Retained earnings                                  63,992             68,974
                                                --------------    --------------
         Total shareholders' equity                   94,273             99,488
                                                --------------    --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $178,844           $178,279
                                                ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                 -------------------------------
                                                       2002              2001

NET SALES                                          $   49,748       $    53,185
COST  OF SALES                                         35,657            38,625
                                                 --------------    -------------
     Gross profit                                      14,091            14,560

OTHER OPERATING EXPENSE:
     Selling, general and administrative expenses       9,582             9,428
     Amortization of goodwill                               -               583
                                                 --------------    -------------
OPERATING INCOME                                        4,509             4,549

OTHER EXPENSE:
Interest Expense - Net                                   (321)             (576)
Other Income (Expense) - Net                               12              (174)
                                                 --------------    -------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              4,200             3,799

INCOME TAXES                                            1,587             1,520
                                                 --------------    -------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                  2,613             2,279
                                                 --------------    -------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE (See Note 6)                            (7,595)                -
                                                  -------------    -------------
NET (LOSS) INCOME                                  $   (4,982)      $     2,279
                                                  =============    =============

EARNINGS PER SHARE:
   Earnings: Before cumulative effect of change
               in accounting principle             $    2,613       $     2,279
             Cumulative effect of change in
               accounting principle                    (7,595)                -
                                                  -------------    -------------
             Net (loss) income                     $   (4,982)      $     2,279
                                                  =============    =============
   Basic:    Before cumulative effect of change
               in accounting principle             $     0.24       $      0.21
             Cumulative effect of change in
               accounting principle                $    (0.70)      $         -
                                                  -------------    -------------
             (Loss) earnings per share             $    (0.46)      $      0.21
                                                  =============    =============
                Weighted average shares                10,869            10,887
                                                  =============    =============
   Diluted:  Before cumulative effect of change
               in accounting principle             $     0.24       $      0.21
             Cumulative effect of change in
               accounting principle                $    (0.69)      $         -
                                                  -------------    -------------
                (Loss) earnings per share          $    (0.45)      $      0.21
                                                  =============    =============
                Weighted average shares                11,107            11,087
                                                  =============    =============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                     For the Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                           2002            2001
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                $     (4,982)   $      2,279
  Adjustments to reconcile net (loss) income
     to net cash flows from operating activities:
     Depreciation                                         1,857           1,993
     Amortization                                           137             752
     Cumulative effect of change in accounting
       principle                                          7,595               -
     Foreign exchange (gain) loss                           (29)            161
     Equity in joint venture loss                             8              15
     Loss (gain) on sale of assets                           22              (5)
     Deferred income taxes                                  (49)           (114)
     Changes in operating assets and liabilities:
       Accounts receivable                                1,250          (4,095)
       Inventories                                       (2,795)         (2,625)
       Prepaid expenses and other assets                    455           1,675
       Accounts payable, accruals and other
         liabilities                                      2,169             513
                                                   -------------   -------------
         Net cash flows from operating activities         5,638             549
                                                   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment           (1,268)         (1,191)
  Acquisitions, net of cash acquired                     (5,208)              -
                                                   -------------   -------------
         Net cash flows from investing activities        (6,476)         (1,191)
                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                  -            (116)
  Proceeds from long-term debt                           35,088          62,575
  Payments on long-term debt                            (33,154)        (61,860)
                                                   -------------   -------------
         Net cash flows from financing activities         1,934             599
                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,096             (43)

NET EFFECT OF TRANSLATION ADJUSTMENT                         51              (2)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,242           2,009
                                                   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $      4,389    $      1,964
                                                   =============   =============

Supplemental disclosure of cash flow information
  Non-cash investing and financing activities:
  Exchange of stock on exercise of option of $198,000

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 2001 which includes the Company's annual audited financial statements. Certain reclassifications have been made to conform prior year's financial statements with the current year presentation.

Note 2. Business Combinations

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

On February 1, 2002, the Company acquired substantially all of the operating assets of Beard Industries, Inc., a leading grain dryer manufacturer producing more than 45 different models of dryers for both farm and commercial use under the brand name ENERGY MISER@. The company, based in Frankfort, Indiana, is also an industry leader in innovative electronic grain drying controls.

The total purchase price for these acquisitions was $5.2 million, and was financed through borrowings under the Company's credit facility. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 was effective for all business combinations after June 30, 2001 and requires the use of the purchase method of accounting. The Company is in the process of obtaining third-party valuations of certain assets; therefore, the allocation of the purchase price is preliminary and subject to further refinement.

(in thousands)
------------------------------------------- -----------------
Current assets                              $    4,794
Property, plant and equipment                    1,800
Intangibles and other assets                       628
Long-term debt assumed                             (10)
Liabilities assumed                             (2,004)
------------------------------------------- -----------------
      Total purchase price                  $    5,208
------------------------------------------- -----------------

Acquired intangible assets of $346,000 were assigned to customer lists that have a weighted-average useful life of approximately 5 years. The remaining cost in excess of identifiable intangible assets was assigned to goodwill.

The establishment of Chore-Time Europe B.V., was accounted for as if the entity was purchased as of January 1, 2002. The 2002 Condensed Consolidated Statement of Operations would not have been materially different if the acquisition had been accounted for as of the January 22, 2002, date of purchase.

Unaudited pro forma net sales for 2001 would have been approximately $242.0 million assuming the acquisitions had occurred on January 1, 2001. Unaudited pro forma net income would have been approximately $14.6 million and basic and diluted pro forma earnings per share would have been approximately $1.34 and $1.31 per share, respectively.

Note 3. Accounts Receivable Sales

The Company enters into certain transactions, with respect to a portion of its accounts receivable from international customers, with financing organizations in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At March 31, 2002, the balance of accounts receivable funded with financing organizations was $1.9 million. Total accounts receivable sold during 2002 have been $2.5 million. The maximum availability under this accounts receivable sales facility is $6.0 million. Costs incurred in connection with these sales totaled $21,000 and were recorded as losses on the sale of assets that are included as a component of selling, general, and administrative expenses in the Consolidated Statement of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.

Note 4. Inventories

  Inventories consist of the following (in thousands):

                                           March 31,             December 31,
                                             2002                    2001

Raw material                         $       7,470          $        5,836
Work in process                              1,750                   1,347
Finished goods                              21,033                  16,592
                                     ------------------     -------------------
                                            30,253                  23,775
LIFO valuation allowance                       (32)                    (32)
                                     ------------------     -------------------
   Total                             $      30,221          $       23,743
                                     ==================     ===================

Note 5.  Property, Plant and Equipment

  Property, plant and equipment consist of the following (in thousands):

                                           March 31,             December 31,
                                             2002                    2001

Land and improvements                 $       3,888          $       3,630
Buildings and improvements                   23,767                 22,631
Machinery and equipment                      56,784                 55,833
Construction in progress                      1,138                    490
                                      -----------------      ------------------
                                             85,577                 82,584
Less accumulated depreciation               (38,059)               (36,172)
                                      -----------------      ------------------
   Total                              $      47,518          $      46,412
                                      =================      ==================

Note 6.  Intangibles

The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 142 was effective for the Company's fiscal year beginning January 1, 2002. The implementation of SFAS No. 142 resulted in the Company recording a one-time, non-cash, goodwill impairment charge of $7.6 million during the first quarter of 2002. This charge reflects the cumulative effect of adopting the accounting change in the statement of operations, but does not affect the Company's operations and has no impact on cash flows. Under the new standard, goodwill is subject to an annual assessment for impairment using a prescribed fair-value-based test.

Intangibles consist of the following (in thousands):

                                           March 31, 2002                 March 31, 2001
                                    ---------------------------     ---------------------------
                                        Gross                           Gross
                         Average     Carrying     Accumulated        Carrying     Accumulated
                         Life(Yrs)     Amount     Amortization         Amount     Amortization
Amortized intangible
  assets
    Customer Lists          5        $    346      $    (23)         $      0       $      0
     Patents                5             828          (322)              828           (155)
     Loan Costs             5           2,443        (2,279)            2,443         (2,119)
     Other                                350          (261)              350           (131)
                                    ----------    -------------      ---------     ------------
       Total                         $  3,967      $ (2,885)         $  3,621       $ (2,405)
                                    ==========    =============     ==========     ============
Intangible assets not
  Subject to amortization
     Goodwill                        $ 69,066      $      0          $ 87,486       $ (9,189)
                                    ==========    =============     ==========     ============

Aggregate Amortization Expense:
For three month period ended March 31, 2002 $   137

Estimated Amortization Expense for each of the years ended December 31, is as follows:
--------------------------------------------------   ---------
         2002                                        $   534
         2003                                            398
         2004                                            207
         2005                                            197
         2006                                              0
--------------------------------------------------   ---------
         Total                                       $ 1,336
==================================================   =========

The changes in the carrying amount of goodwill for the three month period ended March 31, 2002 are as follows:

                                   Protein     Grain    International
                                   Segment    Segment      Segment        Total
  Balance as of January 1, 2002   $16,088    $28,402       $32,164      $76,654
  Goodwill acquired during year         -          -           294          294
  Impairment losses                (3,601)         -        (3,994)      (7,595)
  Translation                                                 (287)        (287)
                                  --------   --------   ------------   ---------
  Balance as of March 31, 2002    $12,487    $28,402       $28,177      $69,066
                                  ========   ========   ============   =========

All segments were tested for impairment in the fourth quarter, after the annual planning process. Impairment of goodwill from the Company's 1997 acquisition of its Netherlands-based Fancom B.V. business unit resulted in $4.0 million of the charge, primarily due to decreased sales as a result of prolonged poor European hog market conditions, while goodwill resulting from the Company's 1996 leveraged buyout transaction related to its Egg Production Systems business unit (located in Milford, IN, and Decatur, Alabama) was impaired by $3.6 million, primarily due to decreased sales as a result of poor U.S. egg market conditions.

The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142. All amounts are in thousands except per share data.

                                                    Three Months Ended
                                               March 31, 2002     March 31, 2001
                                              ---------------     --------------
Reported net Earnings:                              $(4,982)            $ 2,279
   Add back goodwill amortization, net of tax             -                 463
                                              ---------------     --------------
Adjusted net earnings                                (4,982)              2,742
   Add back cumulative effect of change in
     accounting principle                             7,595                   -
                                              ---------------     --------------
Adjusted earnings before cumulative effect of
     change in accounting principle                 $ 2,613             $ 2,742
                                              ===============     ==============

Basic earnings per share:
   Reported basic EPS                               $ (0.46)            $  0.21
   Add back goodwill amortization, net of tax             -                0.04
                                              ---------------     --------------
   Adjusted basic EPS                                 (0.46)               0.25
   Add back cumulative effect of change in
      accounting principle                             0.70                   -
                                              ---------------     --------------
   Adjusted basic EPS before cumulative
      effect of change in accounting principle      $  0.24             $  0.25
                                              ===============     ==============

Diluted Earnings per Share:
   Reported diluted EPS                             $ (0.45)            $  0.21
   Add back goodwill amortization, net of tax             -                0.04
                                              ---------------     --------------
   Adjusted diluted EPS                               (0.45)               0.25
   Add back cumulative effect of change in
      accounting principle                             0.69                   -
                                              ---------------     --------------
   Adjusted diluted EPS before cumulative
      effect of change in accounting principle      $  0.24             $  0.25
                                              ===============     ==============
Weighted average shares:
    Basic                                            10,869              10,887
    Diluted                                          11,107              11,087

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

Note 8.  Treasury Stock

At March 31, 2002 treasury stock consisted of 2,052,828 shares acquired, 14,099 of which were received at a cost of $198,000 in exchange for exercising stock options for 18,140 shares, during the three month period ending March 31, 2002. To date, 2,478,063 of the 3,000,000 shares authorized have been repurchased, with 425,235 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 9.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2002 was a loss of $5.2 million compared to $1.7 million of profit in the corresponding period of 2001. Net income was adjusted by the change in the cumulative translation adjustment and derivative and hedging activities to arrive at comprehensive income.

Note 10.  Segments

The Company's organizational structure and internal financial reporting are organized primarily on the basis of business units, generally determined by geographic location and type of agricultural market served. The Company believes certain operating segments have similar economic characteristics that meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, the Company reports three operating segments.

The Company's products for the Protein Group Segment consist of systems which deliver feed and water, and provide a comfortable climate for poultry and hogs, thereby creating an optimum growing environment for efficient production of meat and eggs. Protein Group Segment sales are primarily in the U.S. and Canada. The Grain Segment manufactures a wide variety of models of grain storage bins, handling and conditioning systems for on-farm and commercial grain storage as well as feed bins. The Grain Segment also manufactures and markets a line of industrial bulk storage bins and conveying equipment and markets various related accessory items. Grain Segment sales are primarily to customers in the U.S. and Canada. The International Segment manufactures and markets products similar to those of the Protein Group and Grain Segments. Sales in the International Segment, however, are generally to customers outside the U.S. and Canada. Inter-segment sales are generally recorded at standard cost plus five percent.

Management evaluates performance based upon operating earnings before interest and income taxes. The Company does not maintain for each of its operating segments separate stand-alone financial statements prepared in accordance with generally accepted accounting principles.

March 31, 2002 and December 31, 2002 Total Assets have been adjusted to reflect an allocation of previously unallocated goodwill balances between operating segments.

Following is segment information, in thousands of dollars, for the three months ended March 31, 2002, and 2001.

                                        March 31, 2002           March 31, 2001
Sales to Third Parties:
     Protein Group                      $      17,254            $      19,128
     Grain                                     13,141                   12,645
     International                             19,353                   21,412
                                        -------------            --------------
                                        $      49,748            $      53,185
                                        =============            ==============

Inter-segment Sales:
     Protein Group                      $       2,498            $       4,125
     Grain                                      2,458                    2,717
     International                                541                      762
     Other                                     (5,497)                  (7,604)
                                        --------------           --------------
                                        $           -            $           -
                                        ==============           ==============


                                        March 31, 2002           March 31, 2001
Operating Profit:
     Protein Group                      $       2,687            $       3,531
     Grain                                      1,707                    1,956
     International                              3,133                    2,831
     Other                                     (3,018)                  (3,769)
                                        --------------           --------------
                                        $       4,509            $       4,549
                                        ==============           ==============

                                          As of                      As of
                                      March 31, 2002           December 31, 2001
Total Assets:
     Protein Group                      $      36,715            $      39,619
     Grain                                     69,738                   67,959
     International                             68,829                   66,381
     Other                                      3,562                    4,320
                                        --------------           --------------
                                        $     178,844            $     178,279
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

Note 11. New Accounting  Pronouncements

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supercedes SFAS No. 121 "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," applies to long-lived assets (including discontinued operations), and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 143 will be effective for the Company's fiscal year beginning January 1, 2003. SFAS No. 144 is effective for the Company's fiscal year beginning January 1, 2002. The Company has evaluated SFAS No. 143 and SFAS No. 144 and determined that there is no impact on the consolidated financial statements.

Note 12. Restructuring

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

Payments made for restructuring expenses during the first quarter of 2002 were $0.1 million. The $0.2 million balance at March 31, 2002, to be paid in future periods, is reported in accrued liabilities.

Item 2.

                    CTB International Corp. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


For a full understanding of the Company's financial condition, results of operations, and cash flows, this commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited to the Company's Form 10-K for the fiscal year ended December 31, 2001.

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

CTB operates from facilities in the U.S.A., Europe and Latin America as well as through a worldwide distribution network. The Company markets its products on a worldwide basis primarily under the BROCK@, CHORE-TIME@, ENERGY MISER@, FANCOM@, ROXELL@, SIBLEY@ and STACO@ brand names.

Results of Operations

Three  Months  Ended March 31, 2002  Compared  with Three Months Ended March 31,
2001

Net sales decreased 6.5% to $49.7 million in the three months ended March 31, 2002 compared to $53.2 million in the corresponding period of 2001. The decline in sales is attributed almost equally to the Protein Group and International Segments. The Protein Group Segment was down $1.9 million or 10 percent compared to last year's first quarter, primarily as a result of poor conditions in the U.S. egg market that have continued since the second half of 2001, offset somewhat by improved sales in the U.S. poultry market. The International Segment was down $2.1 million or 10 percent due to reduced U.S. exports to China from a large project in 2001, and to many parts of the world due, in part, to strength of the U.S. dollar. These declines were somewhat offset by sales increases from the Company's European operations. The Grain Segment improved $0.5 million or 4 percent largely from improvements in the U.S. poultry market on increased sales of feed bins as well as an increase in sales of farm storage, offset somewhat by further weakness in the commercial market.

Gross profit decreased 3.2% to $14.1 million in the three months ended March 31, 2002 or 28.3% of net sales compared to $14.6 million in the corresponding period of 2001 or 27.4% of net sales. The gross profit margin improvement of 0.9 percentage points resulted primarily from lower material costs and operational improvements offset somewhat by the impact of competition and program pricing pressures.

Selling, general and administrative expenses increased 1.6% or $0.2 million to $9.6 million in the three months ended March 31, 2002 from $9.4 million in the corresponding period of 2001. As a percent of net sales, selling, general and administrative expenses were 19.3% in the three months ended March 31, 2002 and 17.7% in the corresponding period of 2001. The dollar increase is primarily attributable to the acquisition to establish Chore-Time Europe B.V. and the purchase of substantially all operating assets of Beard Industries, Inc. The increase in selling, general and administrative costs as a percent of sales was due to the slightly higher cost structure and lower sales volumes.

Goodwill amortization was eliminated due to a change in accounting method required by SFAS No. 142, which is discussed further in Note 6 to the condensed consolidated financial statements. Goodwill amortization for the three months ended March 31, 2001 was $0.6 million.

Operating income remained at $4.5 million in the three months ended March 31, 2002 compared to the corresponding period in 2001. Operating income margins increased to 9.1% of net sales in the three months ended March 31, 2002 from 8.6% of net sales in the corresponding period of 2001. Operating income remained flat on lower gross profit and higher selling, general and administrative expenses offset by the elimination of goodwill amortization. The increase in operating income margins is due to the improvement in gross profit margins and elimination of goodwill amortization offset somewhat by the increase in selling, general and administrative expenses as a percent of sales as discussed above.

The Protein Group Segment's operating income declined 23.9% or $0.8 million to $2.7 million compared to $3.5 million in 2001, as a result of reduced third-party and intercompany sales volume and, the accompanying reduction in fixed cost absorption. The Grain Segment's operating income was down $0.3 million or 12.7% to $1.7 million from $2.0 million, primarily attributable to increased discounting due to success with the early order program which incents customers to take delivery of product during a seasonally slow period, along with the cost structure impact of the purchase of substantially all operating assets of Beard Industries, Inc. on February 1, 2002. The International Segment recognized operating income of $3.1 million, up $0.3 million or 10.7% compared to $2.8 million in 2001, due to operational improvements, favorable sales mix and the elimination of goodwill amortization. Operating income in the "Other" category, which includes the Company's centralized and corporate functions and intercompany eliminations improved $0.8 million or 20.0%, from expense of $3.8 million to expense of $3.0 million primarily from cost containment actions, including reductions in certain raw material costs, and the elimination of goodwill amortization.

Net interest expense decreased to $0.3 million in the three months ended March 31, 2002 or 44.3% from $0.6 million in the corresponding period in 2001. The decrease is due primarily to lower average borrowings and lower borrowing costs in 2002.

Other income was negligible in 2002 compared to expense of $0.2 million in 2001. Other income/expense includes primarily foreign exchange gains and losses related largely to U.S. dollar-denominated intercompany debt.

Net income before cumulative effect of a change in accounting principle increased 14.7% to a first quarter record $2.6 million, or 5.3% of sales for the first three months of 2002 compared to $2.3 million or 4.3% of sales in the corresponding period in 2001. The increase in income is attributable to elimination of goodwill amortization, lower interest costs and minimal effects of foreign exchange rate changes. These positive effects were offset somewhat by lower gross profit due to declining sales, and higher selling, general, and administrative costs associated with two acquisitions in the first quarter of 2002.

Net income decreased almost 319% to a loss of $5.0 million in the three months ended March 31, 2002, compared to net income of $2.3 million in the corresponding period in 2001. The decline included record first quarter income before cumulative effect of a change in accounting principle more than offset by a $7.6 million charge for this accounting change related to goodwill which is discussed further in Note 6 to the condensed consolidated financial statements.

Proforma net income, excluding the 2002 impact of the cumulative effect of change in accounting principle and amortization expense in 2001, decreased slightly to $2.6 million, or 5.3% of sales, from $2.7 million, or 5.2% of sales, for the three months ended March 31, 2002 and 2001, respectively. The decline was attributed to lower sales volumes and resulting reductions in gross margin dollars, largely offset by improvements in gross profit margin rates, and reduction in interest expense and foreign exchange losses.

Financial Position

Changes in the financial position of the Company from December 31, 2001 to March 31, 2002 were due primarily to acquisitions and operating activities.

Total assets increased from $178.3 million at December 31, 2001 to $178.8 million at March 31, 2002. Accounts receivable decreased by $0.4 million from December 31, 2001 to March 31, 2002 due to lower sales volume offset largely by $0.9 million of receivables purchased in acquisitions. Inventories increased by $6.5 million from December 31, 2001. Inventories purchased in acquisitions added $3.7 million in the first quarter 2002 compared to 2001, with the remaining increase attributed to seasonal increases in sales volumes and increased purchases of steel in advance of potential price increases. Net property, plant and equipment increased $1.1 million from December 31, 2001 to March 31, 2002. The increase is attributed to capital outlays of $1.3 million and assets purchased in acquisitions of $1.8 million, offset somewhat by depreciation and foreign exchange changes. Intangibles decreased by $7.4 million due largely to a $7.6 million goodwill impairment charge resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS No. 142, as more fully discussed in Note 6 to the condensed consolidated financial statements, offset somewhat by intangibles purchased in an acquisition.

Total liabilities increased $5.8 million from $78.8 million at December 31, 2001 to $84.6 million at March 31, 2002. Accounts payable and accrued liabilities increased $2.4 million from $25.9 million at December 31, 2001 to $28.3 million at March 31, 2002 largely due to seasonal increases in volume and purchases of steel in advance of potential price increases. Long-term debt increased $1.5 million from $37.2 million at December 31, 2001 to $38.7 million at March 31, 2002 to finance $5.2 million in acquisitions and $1.3 million in capital outlays, largely offset by repayments from operating cash flows.

Total shareholders' equity decreased $5.2 million largely due to the goodwill impairment charge of $7.6 million resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS No. 142, as more fully discussed in Note 6 to the condensed consolidated financial statements, offset somewhat by $2.6 million in income before the accounting change.

Liquidity and Capital Resources

As of March 31, 2002, the Company had $26.6 million of working capital, an increase of $2.7 million from working capital of $23.9 million as of December 31, 2001. Net cash provided from operating activities for the three months ended March 31, 2002 was $5.6 million. Cash flows provided from operations were primarily from net income before the cumulative effect of an accounting change for goodwill adjusted for non-cash depreciation and amortization and improved management of working capital. Cash flows provided by operations in 2001 were $0.5 million.

For the three months ended March 31, 2002, cash used in investing activities was $6.5 million, primarily for the acquisition of substantially all of the operating assets of Beard Industries, Inc., and for the establishment of Chore-Time Europe B.V. as well as for acquisitions of property, plant and equipment. For the three months ended March 31, 2001, cash used in investing activities was $1.2 million, which was used primarily for acquisitions of property, plant and equipment.

For the three months ended March 31, 2002, net cash provided from financing activities was $1.9 million from revolver borrowing activity. For the three months ended March 31, 2001, cash provided from financing activities was $0.6 million. During this period there was a net $0.7 million increase in cash flows from revolver borrower activity, offset by $0.1 million use of cash for treasury stock purchases.

A significant portion of the Company's liquidity is derived from operating cash flows, with net income adjusted for depreciation and amortization and improvements in working capital the primary drivers, offset by acquisition of property, plant and equipment. The Company believes that risks to current liquidity are not significant given the Company's past track record of profitability, ability to manage operating expenses in periods of declining sales, improved utilization of working capital, annual investment in capital expenditures which typically run at or below annual depreciation expense and significant available borrowings under the Company's revolving credit facility. The revolving credit facility, as amended, provides the Company $135 million in borrowing capability. There is no mandatory principal amortization prior to maturity in January 2004; however, the Company remains subject to certain financial and business covenants customary for credit facilities of this type. Of the $135 million line of credit, approximately $112 million was available for use at March 31, 2002, with approximately $76 million of unused availability to satisfy capital and/or liquidity needs.

Availability is defined as the lower of debt divided by EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) not to exceed a ratio of 3.25:1 or debt divided by total capitalization (debt plus shareholders' equity), not to exceed 60 percent. The Company's ability to borrow is related to the amount of EBITDA on a rolling four-quarter basis and/or total capitalization as calculated at each quarter end. Significant financial and business covenants of the revolving credit facility include, but are not limited to, timely reporting of financial results to its syndicate lenders; maintenance of minimum net worth requirements; maintenance of a minimum interest coverage ratio (a measure of the Company's ability to make interest payments from cash generated by its operations); potential limits on acquisitions and/or divestitures; limits on increased indebtedness outside the revolving credit facility; and maintenance of appropriate corporate insurances, payments of tax obligations, compliance with environmental laws and other business covenants established for the prudent operation of the Company's business. Risks to the Company's ability to borrow funds can occur from events including, but not limited to, declines in EBITDA or total capitalization, or a failure to meet financial or business covenants. The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures, debt service requirements and stock repurchases for the foreseeable future.

The Company participates in the agricultural market where risks such as feed, grain and animal price fluctuations; crop yields; consumption trends; demand; market trends; weather; government regulations, policies and programs; social and political trends and outbreaks of disease can all impact the Company's financial situation. Additionally, the Company is subject to seasonal fluctuations in demand for its products. Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins, handling and conditioning equipment in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers typically increase purchases to meet the seasonal demands of end users.

The Company's liquidity is not dependent on the use of off-balance-sheet financing arrangements. The Company uses off-balance-sheet financing primarily as a tool to provide customers with extended financing arrangements without adversely impacting the Company's working capital levels. Beginning in May 2001, the Company entered into certain transactions, with respect to a portion of its accounts receivable from international customers, with financing organizations. These transactions have been treated as sales pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At March 31, 2002, the balance of accounts receivable funded with financing organizations was $1.9 million. The maximum availability under this accounts receivable sales facility is $6.0 million. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. No other significant off-balance-sheet arrangements were entered into during 2002 or existed at March 31, 2002.

The Company has not entered into arrangements with unconsolidated entities other than a 50-50 joint venture, under which the Company purchases products used in the manufacturing of some finished components. The Company is not obligated to continue its joint venture arrangement beyond 2002, and has the ability to purchase similar products from other third-party entities, if pricing and quality standards are more competitive than those provided by the joint venture. The Company participates in joint venture earnings and losses. The Company's portion of joint venture losses was $8,000 and $15,000 for the three months ended March 31, 2002 and 2001, respectively.

The Company does not generally enter into lease agreements with arrangements that could trigger early payment, additional collateral, changes in terms, acceleration of maturities or additional financial obligations. No material guarantees of debt or other commitments to third parties exist.

The Company does not have standby letters of credit, any significant guarantees, standby repurchase obligations or other commercial commitments other than those outlined in the Company's Form 10-K for the fiscal year ended December 31, 2001. There are no commitments or guarantees that provide for the potential issuance of Company stock.

Seasonality

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins, handling and conditioning equipment in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers typically increase purchases to meet the seasonal demands of end users.

The following table presents unaudited interim operating results of the Company. The Company believes that the following information includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair presentation for the respective periods. The operating results for any interim period are not necessarily indicative of results for this or any other interim period nor for the entire fiscal year.

(In thousands, except per share amounts)                        Three Months Ended
                                       March 31,    March 31,      June 30,    September 30,   December 31,
                                         2002         2001           2001          2001           2001
Sales                                  $49,748      $53,185        $67,141      $66,576        $45,967
Gross profit                           $14,091      $14,560        $20,540      $20,209        $11,340
     Gross margin                        28.3%        27.4%          30.6%        30.4%          24.7%
Operating income                       $ 4,509      $ 4,549        $ 9,812      $10,030        $ 1,381
     Operating income margin              6.7%         8.6%          14.6%        15.1%           3.0%
Income before cumulative effect of
  change in accounting principle       $ 2,613      $ 2,279        $ 5,346      $ 5,716        $   830
Cumulative effect of change in
  accounting principle                 $(7,595)          -               -            -              -
Net (loss) income                      $(4,982)     $ 2,279        $ 5,346      $ 5,716        $   830
Basic earnings per share before
  change in accounting principle       $  0.24      $  0.21        $  0.49      $  0.52        $  0.08
Cumulative effect of change in
  accounting principle                 $ (0.70)     $     -        $     -      $     -        $     -
Basic (loss) earnings per share        $ (0.46)     $  0.21        $  0.49      $  0.52        $  0.08
Basic weighted average common
   shares outstanding                   10,869       10,887         10,870       10,918         10,868
Diluted earnings per share before
  change in accounting principle       $  0.24      $  0.21        $  0.48      $  0.52        $  0.08
Cumulative effect of change in
  accounting principle                 $ (0.69)     $     -        $     -      $     -        $     -
Diluted (loss) earnings per share      $ (0.45)     $  0.21        $  0.48      $  0.52        $  0.08
Diluted weighted average common
     shares outstanding                 11,107       11,087         11,078       11,098         11,064

Disclosure Regarding Forward-Looking Statements

In addition to historical information, this document contains certain statements representing the Company's expectations or beliefs concerning future events. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which provides a safe harbor for such statements. The use of words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "will" or similar expressions are intended to identify these statements. The forward-looking statements contained in this document include, without limitation, statements related to seasonality of the Company's business; market risk associated with changes in interest and foreign exchange rates; implementation of operational improvements; track record of profitability; utilization of working capital; execution of business strategies; and management of costs and operating expenses. They also involve certain risks and uncertainties regarding CTB International Corp.'s business and operations and the agriculture industry. The Company's actual results could differ materially from those expressed or implied by such forward-looking statements. The Company cautions that these statements are further qualified by other important factors, including, but not limited to those set forth in the Company's Form 10-K filing and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to release publicly any revisions to forward-looking statements in this report to reflect new circumstances or unanticipated events as they occur.

Critical Accounting Policies

Refer to Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Form 10-K filing with the Securities and Exchange Commission for a discussion about critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at March 31, 2002 is $11.2 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20 percent increase in interest rates as of March 31, 2002, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.1 million.

The Company utilizes foreign exchange contracts to minimize its exposure to currency risk for the payment of its interest obligations on non-U.S. dollar-denominated debt. Foreign currency payments are received periodically from its foreign subsidiaries to permit repayment of non-U.S. dollar-denominated debt owed by the parent company. Upon receipt, forward contracts are purchased as a hedge against exchange rate fluctuations that may occur between the receipt date and the interest payment due date.

The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure related to such transactions to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $50,000, net of tax, for every 10 percent devaluation of the Brazilian real per U.S. dollar and up to $50,000 net of tax, for every 10 percent depreciation of the euro and its fixed legacy currencies. These amounts are estimates only and are difficult to accurately project due to factors such as the inherent
fluctuation  of  intercompany   account  balances  and  the  existing   economic
uncertainty and unpredictable future economic conditions in the international marketplace.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the financial statements

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             None


         b)  Reports on Form 8-K.

         Form 8-K filed on March 18, 2002 incorporating a press release regarding the registrant's retention of financial advisors to explore strategic alternatives.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CTB International Corp.


Dated:  April 29, 2002                By       /s/  Don J. Steinhilber
                                      --------------------------------------
                                      Don J. Steinhilber
                                      Vice President and Chief Financial Officer