Form 10-Q
period 2002-06-30
CTB INTERNATIONAL CORP
filed 2002-07-23
CIK 1038005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                             -------------------------

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

           611 North Higbee Street, P.O. Box 2000, Milford, IN 46542-2000
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (574)-658-4191

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes [ X ] No [ ]

At June 30, 2002, approximately 10,877,162 shares, par value $.01 per share, of common stock of the Registrant were outstanding.

                    CTB INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX
                                                                        Page
Part I
    Financial Information

    Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets at June 30, 2002
             and December 31, 2001                                         1

             Condensed Consolidated Income Statements for the Three
             Months and Six Months Ended June 30, 2002 and 2001            2

             Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 2002 and 2001                   3

             Notes to Condensed Consolidated Financial Statements          4

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11

    Item 3.  Quantitative and Qualitative Disclosures About Market        19
             Risk

Part II

    Other Information

    Item 1.                                                               20

    Item 4.                                                               20

    Item 6.                                                               20

Signature                                                                 21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CTB International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                  June 30,        December 31,
                                                    2002              2001
                                               --------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $   4,148         $   3,242
   Accounts receivable - Net                          28,885            23,945
   Inventories                                        34,822            23,743
   Deferred income taxes                               1,226             1,176
   Prepaid expenses and other current assets           1,736             1,372
                                               --------------    --------------
      Total current assets                            70,817            53,478

PROPERTY, PLANT AND EQUIPMENT - Net                   49,071            46,412
INTANGIBLES - Net                                     72,751            77,527
OTHER ASSETS                                             871               862
                                               --------------    --------------
   TOTAL ASSETS                                    $ 193,510         $ 178,279
                                               ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                $  15,999         $   9,966
   Current portion of long-term debt                     309               670
   Accrued liabilities                                21,245            15,985
   Deferred revenue                                    2,504             2,948
                                               --------------    --------------
      Total current liabilities                       40,057            29,569

LONG-TERM DEBT                                        39,808            37,159
DEFERRED INCOME TAXES                                  7,310             8,782
ACCRUED POSTRETIREMENT BENEFIT COST AND OTHER          3,482             3,281
MINORITY INTEREST                                        350                 -
COMMITMENTS AND CONTINGENCIES (See Note 7)
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 40,000,000 shares
     authorized; 12,924,990 shares issued                129               129
   Preferred stock - 6.0% cumulative, $.01 par value;
     4,000,000 shares authorized; 0 shares issued
     and outstanding                                       -                 -
   Additional paid-in capital                         76,195            76,111
   Treasury stock, at cost;  2002 - 2,047,828
     shares, 2001 - 2,056,869 shares                 (14,719)          (14,706)
   Reduction for carryover of predecessor cost basis (26,964)          (26,964)
   Accumulated other comprehensive income (loss):
      Foreign currency translation adjustment         (1,685)           (3,926)
      Derivative and hedging activities                 (234)             (130)
   Retained earnings                                  69,781            68,974
                                               --------------    --------------
         Total shareholders' equity                  102,503            99,488
                                               --------------    --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $193,510          $178,279
                                               ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
                    Condensed Consolidated Income Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              For the Three Months Ended        For the Six Months Ended
                                                                       June 30,                         June 30,
                                                             ------------------------------   -----------------------------
                                                                  2002            2001             2002            2001
                                                             --------------  --------------   --------------  -------------
NET SALES                                                    $  63,694       $  67,141        $ 113,442       $ 120,326
COST  OF SALES                                                  43,975          46,601           79,632          85,226
                                                             --------------  --------------   --------------  -------------
    Gross profit                                                19,719          20,540           33,810          35,100

OTHER OPERATING EXPENSE:
    Selling, general and administrative expenses                 9,734          10,157           19,316          19,585
    Amortization of goodwill                                         -             571                -           1,154
                                                             --------------  --------------   --------------  -------------
OPERATING INCOME                                                 9,985           9,812           14,494          14,361

OTHER EXPENSE:
Interest (Expense) Income - Net                                   (321)           (770)            (642)         (1,346)
Other (Expense) Income - Net                                      (313)           (132)            (301)           (306)
                                                             --------------  --------------   --------------  -------------
 INCOME BEFORE INCOME TAXES & CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                        9,351           8,910           13,551          12,709

INCOME TAXES                                                     3,562           3,564            5,149           5,084
                                                             --------------  --------------   --------------  -------------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                5,789           5,346            8,402           7,625
                                                             --------------  --------------   --------------  -------------
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (See Note 6)                                 -               -           (7,595)              -
                                                             --------------  --------------   --------------  -------------
NET INCOME                                                   $   5,789       $   5,346        $     807       $   7,625
                                                             ==============  ==============   ==============  =============

EARNINGS PER SHARE:
   Earnings: Before cumulative effect of change in
               accounting principle                          $   5,789       $   5,346        $   8,402       $   7,625
             Cumulative effect of change in
               accounting principle                                  -               -           (7,595)              -
                                                             --------------  --------------   --------------  -------------
             Net income                                      $   5,789       $   5,346        $     807       $   7,625
                                                             ==============  ==============   ==============  =============
   Basic:    Before cumulative effect of change in
               accounting principle                          $    0.53       $    0.49        $    0.77       $    0.70
             Cumulative effect of change in
               accounting principle                                  -               -            (0.70)              -
                                                             --------------  --------------   --------------  -------------
              Earnings per share                             $    0.53       $    0.49        $    0.07       $    0.70
                                                             ==============  ==============   ==============  =============
              Weighted average shares                           10,874          10,870           10,872          10,878
                                                             ==============  ==============   ==============  =============
   Diluted:   Before cumulative effect of change in
                 accounting principle                        $    0.52       $    0.48        $    0.76       $    0.69
              Cumulative effect of change in
                 accounting principle                                -               -            (0.69)              -
                                                             --------------  --------------   --------------  -------------
              Earnings per share                             $    0.52       $    0.48        $    0.07       $    0.69
                                                             ==============  ==============   ==============  =============
              Weighted average shares                           11,119          11,078           11,113          11,083
                                                             ==============  ==============   ==============  =============

See accompanying notes to condensed consolidated financial statements

                    CTB International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                    For the Six Months Ended
                                                            June 30,
                                                     ---------------------------
                                                         2002            2001
                                                     ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                      $     807     $     7,625
     Adjustments to reconcile net income to
       net cash flows from operating activities:
        Depreciation                                     3,725           3,940
        Amortization                                       262           1,364
        Cumulative effect of change in accounting
        principle                                        7,595               -
        Foreign exchange loss                              170             270
        Equity in joint venture loss                        23              23
        Loss (gain) on sale of assets                       59            (101)
        Changes in operating assets and liabilities:
           Accounts receivable                          (2,832)         (6,546)
           Inventories                                  (6,844)         (2,557)
           Prepaid expenses and other assets            (1,526)          1,301
           Accounts payable, accruals and other
             liabilities                                 7,383           5,028
                                                     -------------  ------------
             Net cash flows from operating activities    8,822          10,347
                                                     -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment       (3,536)         (2,236)
     Acquisitions, net of cash acquired                 (5,144)              -
     Proceeds from sale of property, plant, and
       equipment                                             -             157
                                                     -------------  ------------
             Net cash flows from investing activities   (8,680)         (2,079)
                                                     -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                              -            (287)
     Exercise of stock options                              71              53
     Proceeds from long-term debt                       76,621         115,388
     Payments on long-term debt                        (76,255)       (122,232)
                                                     -------------  ------------
             Net cash flows from financing activities      437          (7,078)
                                                     -------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  579           1,190

NET EFFECT OF TRANSLATION ADJUSTMENT                       327             (21)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3,242           2,009
                                                     -------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   4,148      $    3,178
                                                     =============  ============

Supplemental disclosure of cash flow information
    Non-cash investing and financing activities:
    Exchange of stock on exercise of option of $198,000 in 2002.

See accompanying notes to condensed consolidated financial statements.

                    CTB International Corp. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's Form 10-K for the fiscal year ended December 31, 2001, which includes the Company's annual audited financial statements. Certain reclassifications have been made to conform prior year's financial statements with the current year presentation.

Note 2. Business Combinations

On January 22, 2002, CTB announced the establishment of Chore-Time Europe B.V., a European logistics center, in Asten, the Netherlands. The new logistics center was established through the purchase of a controlling interest in Veldmaster B.V., a master distributor in the Netherlands. Chore-Time Europe B.V. sells primarily products for raising poultry throughout Europe, the Middle East and in northern Africa. CTB closed its Chore-Time Brock B.V. sales and service facility in Deurne, the Netherlands, and transferred its operations to the new company. Chore-Time Europe B.V., also has a wholly-owned subsidiary in Poland, which is designated Chore-Time Europe Sp. z.o.o.

On February 1, 2002, the Company acquired substantially all of the operating assets of Beard Industries, Inc., a leading grain dryer manufacturer producing more than 45 different models of dryers for both farm and commercial use under the brand name ENERGY MISER(R). The company, based in Frankfort, Indiana, is also an industry leader in innovative electronic grain drying controls.

The total purchase price for these business acquisitions was $5.1 million, and was financed through borrowings under the Company's credit facility. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 was effective for all business combinations after June 30, 2001, and requires the use of the purchase method of accounting.

(in thousands)
------------------------------------------------------- -----------------
Current assets                                          $      4,525
Property, plant and equipment                                  2,080
Intangibles and other assets                                     686
Long-term debt assumed                                           (10)
Liabilities assumed                                           (2,137)
------------------------------------------------------- -----------------
          Total purchase price                          $      5,144
------------------------------------------------------- -----------------

Acquired intangible assets of $339,000 were assigned to customer lists that have a weighted-average useful life of approximately 5 years, and trademarks of $59,000 that have an indefinite life and will not be amortized. The remaining cost in excess of identifiable intangible assets of $288,000 was assigned to goodwill, which is not amortized.

The establishment of Chore-Time Europe B.V. was accounted for as if the entity was purchased as of January 1, 2002. The 2002 Condensed Consolidated Income Statement would not have been materially different if the business acquisition had been accounted for as of the January 22, 2002, date of purchase.

Unaudited pro forma net sales for 2001 would have been approximately $242.0 million assuming the business acquisitions had occurred on January 1, 2001. Unaudited pro forma net income would have been approximately $14.6 million and basic and diluted pro forma earnings per share would have been approximately $1.34 and $1.31 per share, respectively.

Note 3. Accounts Receivable Sale

The Company enters into certain transactions, with respect to a portion of its accounts receivable from international customers, with financing organizations in order to reduce the amount of working capital required to fund such receivables. These transactions have been treated as sales pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At June 30, 2002, the balance of accounts receivable funded with financing organizations was $1.6 million. Total accounts receivable sold during 2002 have been $4.8 million. The maximum availability under this accounts receivable sales facility at any given time is $6.0 million. Costs incurred in connection with these sales totaled $40,000 and were recorded as losses on the sale of assets that are included as a component of selling, general, and administrative expenses in the Consolidated Statement of Operations. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold.

Note 4. Inventories

Inventories consist of the following (in thousands):
                                           June 30,              December 31,
                                             2002                    2001
                                             ----                    ----

Raw material                          $     10,255            $      5,836
Work in process                              1,839                   1,347
Finished goods                              22,760                  16,592
                                      ------------------     -------------------
                                            34,854                  23,775
LIFO valuation allowance                       (32)                    (32)
                                      ------------------     -------------------
   Total                              $     34,822            $     23,743
                                      ==================     ===================

Note 5.  Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                            June 30,             December 31,
                                              2002                   2001
                                              ----                   ----

Land and improvements                 $      4,092            $      3,630
Buildings and improvements                  24,086                  22,631
Machinery and equipment                     58,675                  55,833
Construction in progress                     2,099                     490
                                       -----------------      ------------------
                                            88,952                  82,584
Less accumulated depreciation              (39,881)                (36,172)
                                       -----------------      ------------------
   Total                              $     49,071            $     46,412
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

Intangibles consist of the following (in thousands):

                                                 June 30, 2002                   December 31, 2001
                                        --------------------------------   -------------------------------
                                        Gross                              Gross
                             Average    Carrying        Accumulated        Carrying        Accumulated
                             Life(Yrs)  Amount          Amortization       Amount          Amortization
Amortized intangible
  assets:
    Customer Lists           5          $     384        $    (34)          $      -        $        -
     Patents                 5                887            (364)               828              (281)
     Loan Costs              5              2,443          (2,319)             2,443            (2,239)
     Other                   2 & 5            350            (293)               350              (228)
                                        ------------    ----------------    -----------     --------------
        Total                           $   4,064       $  (3,010)          $  3,621        $   (2,748)
                                        ============    ================    ===========     ==============
Intangible assets not
  subject to amortization:
    Goodwill                            $  71,697       $      -            $ 87,572        $  (10,918)
                                        ============    ================    ===========     ==============

Aggregate Amortization Expense (in thousands):
----------------------------------------------
For six month period ended June 30, 2002              $   262

Estimated Amortization Expense for each of the years ended December 31, (in thousands) is as follows:
---------------------------------------------------- ------------
         2002                                         $   534
         2003                                             398
         2004                                             207
         2005                                             197
         2006                                               -
                                                     ------------
                                                      $ 1,336
                                                     ============

The changes in the carrying amount of goodwill for the six month period ended June 30, 2002 (in thousands) are as follows:

                                  Protein     Grain     International
                                  Segment     Segment   Segment           Total
                                 --------    --------  -----------   -----------
  Balance as of January 1, 2002   $16,088     $28,402   $32,164         $76,654
  Goodwill acquired during year         -           -       288             288
  Impairment losses                (3,601)          -    (3,994)         (7,595)
  Translation adjustment                -           -     2,350           2,350
                                 --------    --------  -----------   -----------
  Balance as of June 30, 2002     $12,487     $28,402   $30,808         $71,697
                                 ========    ========  ===========   ===========

All segments were tested for impairment in the fourth quarter of 2001, after the annual planning process. Impairment of goodwill from the Company's 1997 acquisition of its Netherlands-based Fancom B.V. business unit resulted in $4.0 million of the charge, primarily due to decreased sales as a result of prolonged poor European hog market conditions, while goodwill resulting from the Company's 1996 leveraged buyout transaction related to its Egg Production Systems business unit (located in Milford, IN, and Decatur, Alabama) was impaired by $3.6 million, primarily due to decreased sales as a result of poor U.S. egg market conditions.

The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142. All amounts are in thousands except per share data.

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                    2002          2001           2002           2001
                                                    ----          ----           ----           ----
Reported net earnings:                            $ 5,789       $ 5,346        $    807       $ 7,625
   Add back goodwill amortization, net of tax           -           448               -           911
                                                  ----------    ----------     ----------     ----------
Adjusted net earnings                               5,789         5,794             807         8,536
   Add back cumulative effect of change in
     accounting principle                               -             -           7,595             -
                                                  ----------    ----------     ----------     ----------
Adjusted earnings before cumulative effect
     of change in accounting principle            $ 5,789       $ 5,794        $  8,402       $ 8,536
                                                  ==========    ==========     ==========     ==========

Basic earnings per share:
   Reported basic EPS                             $  0.53       $  0.49        $   0.07       $  0.70
   Add back goodwill amortization, net of tax           -          0.04               -          0.08
                                                  ----------    ----------     ----------     ----------
   Adjusted basic EPS                                0.53          0.53            0.07          0.78
   Add back cumulative effect of change in
      accounting principle                              -             -            0.70             -
                                                  ----------    ----------     ----------     ----------
   Adjusted basic EPS before cumulative
      effect of change in accounting principle    $  0.53       $  0.53        $   0.77       $  0.78
                                                  ==========    ==========     ==========     ==========

Diluted earnings per share:
   Reported diluted EPS                           $   0.52      $  0.48        $   0.07       $  0.69
   Add back goodwill amortization, net of tax            -         0.04               -          0.08
                                                  ----------    ----------     ----------     ----------
   Adjusted diluted EPS                               0.52         0.52            0.07          0.77
   Add back cumulative effect of change in
      accounting principle                               -            -            0.69             -
                                                  ----------    ----------     ----------     ----------
   Adjusted diluted EPS before cumulative
      effect of change in accounting principle    $   0.52      $  0.52        $   0.76       $  0.77
                                                  ==========    ==========     ==========     ==========
Weighted average shares:
    Basic                                           10,874       10,870          10,872        10,878
    Diluted                                         11,119       11,078          11,113        11,083

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

Note 8.  Treasury Stock

At June 30, 2002, treasury stock consisted of 2,047,828 shares acquired, 14,099 of which were received at a cost of $198,000 in exchange for exercising stock options for 18,140 shares and exercise of 5,000 shares at a cost of $71,000 during the six-month period ending June 30, 2002. To date, 2,478,063 of the 3,000,000 shares authorized have been repurchased, with 430,235 being reissued. The shares repurchased are accounted for under the cost method and reported as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses a first-in, first-out method, and the difference between repurchase cost and the reissuance price is treated as an adjustment to "Additional Paid-in Capital."

Note 9.  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2002 was $8.2 million and $2.9 million compared to $4.8 million and $6.5 million in the corresponding periods of 2001. Net income was adjusted by the change in cumulative translation adjustment and by the change in derivative and hedging activities to arrive at comprehensive income.

Note 10.  Segments

The Company's organizational structure and internal financial reporting are organized primarily on the basis of business units, generally determined by geographic location and type of agricultural market served. The Company believes certain operating segments have similar economic characteristics that meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, the Company reports three operating segments.

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

June 30, 2002 and December 31, 2001 total assets have been adjusted to reflect an allocation of previously unallocated goodwill balances between operating segments.

Following is segment information, in thousands of dollars, for the three months and six months ended June 30, 2002 and 2001.

                                      Three Months Ended                       Six Months Ended
                                      ------------------                       ----------------
                              June 30, 2002        June 30, 2001       June 30, 2002       June 30, 2001
                              -------------        -------------       -------------       -------------
Sales to Third Parties:
     Protein Group            $     19,839         $     22,837        $     37,093        $    41,965
     Grain                          18,819               19,270              31,960             31,915
     International                  25,036               25,034              44,389             46,446
                              --------------       --------------      -------------       -------------
                              $     63,694         $     67,141        $    113,442        $   120,326
                              =============        =============       =============       =============

Inter-Segment Sales:
     Protein Group            $      3,784         $      5,146        $      6,282        $     9,253
     Grain                           4,031                1,848               6,489              4,565
     International                   1,093                  906               1,634              1,668
     Other                          (8,908)              (7,900)            (14,405)           (15,486)
                              --------------       --------------      -------------       -------------
                              $          -         $          -        $          -        $         -
                              =============        =============       =============       =============

Operating Income:
     Protein Group            $      3,695         $      5,119        $      6,382        $     8,650
     Grain                           4,380                4,465               6,087              6,421
     International                   4,661                4,800               7,794              7,631
     Other                          (2,751)              (4,572)             (5,769)            (8,341)
                              --------------       --------------      -------------       -------------
                              $      9,985         $      9,812        $     14,494        $    14,361
                              =============        =============       =============       =============


                                                                           As of               As of
                                                                          June 30,          December 31,
                                                                            2002                2001
                                                                       -------------       -------------
Total Assets:
     Protein Group                                                     $     43,603        $    39,619
     Grain                                                                   72,975             67,959
     International                                                           75,599             66,381
     Other                                                                    1,333              4,320
                                                                       -------------       -------------
                                                                       $    193,510        $   178,279
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

Note 11.  New Accounting Pronouncements

On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supercedes SFAS No. 121 "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," applies to long-lived assets (including discontinued operations), and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 143 will be effective for the Company's fiscal year beginning January 1, 2003. SFAS No. 144 is effective for the Company's fiscal year beginning January 1, 2002. The Company has evaluated SFAS No. 143 and SFAS No. 144 and determined that there is no impact on its consolidated financial statements.

In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The pronouncement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The pronouncement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for the Company on January 1, 2003. The Company has evaluated this statement and determined that there will be no impact on its consolidated financial statements.

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

The final payments for these restructuring expenses were made during the first half of 2002, and amounted to $0.3 million.

Item 2.

                    CTB International Corp. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


For a full understanding of the Company's financial condition, results of operations and cash flows, this commentary should be read in conjunction with the Company's Securities and Exchange Commission filings, including, but not limited to the Company's Form 10-K for the fiscal year ended December 31, 2001.

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

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Net sales decreased 5.1% to $63.7 million in the three months ended June 30, 2002 compared to $67.1 million in the corresponding period of 2001. The decline in sales is attributed primarily to the Protein Segment as sales declined 13.1% due largely to poor conditions in the U.S. egg market. Grain Segment sales were down 2.3% due to lower on-farm storage bin sales offset somewhat by sales resulting from the Beard Industries, Inc. acquisition. International Segment sales were equal to last year's second quarter.

Gross profit decreased 4.0% to $19.7 million in the three months ended June 30, 2002 or 31.0% of net sales compared to $20.5 million in the corresponding period of 2001 or 30.6% of net sales. The gross profit margin increase of 0.4 percentage points resulted primarily from operational improvements, offset somewhat by lower margins associated with acquisitions completed in 2002.

Selling, general and administrative expenses decreased 4.2% or $0.4 million to $9.7 million in the three months ended June 30, 2002 from $10.1 million in the corresponding period of 2001. As a percent of net sales, selling, general and administrative expenses were 15.3% in the three months ended June 30, 2002 and 15.1% in the corresponding period of 2001. The dollar decrease is primarily attributable to reductions from ongoing cost savings efforts offset somewhat by additional operating costs related to acquisitions completed in 2002. The increase in selling, general and administrative costs as a percent of sales was due primarily to the lower sales volumes, which more than offset cost reductions.

Goodwill amortization was eliminated due to a change in accounting principle required by Statement of Financial Accounting Standards ("SFAS") No. 142, which is discussed further in Note 6 to the condensed consolidated financial statements. Goodwill amortization for the three months ended June 30, 2001 was $0.6 million.

Operating income increased 1.8% or $0.2 million to $10.0 million in the three months ended June 30, 2002 compared to $9.8 million in the corresponding period of 2001. Operating income margins increased to 15.7% of net sales in the three months ended June 30, 2002 from 14.6% of net sales in the corresponding period of 2001. The increase in operating income was a result of lower selling, general and administrative expenses and elimination of goodwill amortization in 2002, offset somewhat by lower gross profit. The increase in operating income margins is due largely to the improvement in gross profit margins, elimination of goodwill amortization and reductions in selling, general and administrative costs.

The Protein Group Segment's operating income declined 27.8% or $1.4 million to $3.7 million compared to $5.1 million in 2001, primarily from reduced sales into the depressed egg market. The Grain Segment's operating income was down $0.1 million or 1.9% to $4.4 million from $4.5 million, primarily attributable to lower sales volumes. The International Segment had reduced operating income of $4.7 million, down $0.1 million or 2.9% compared to $4.8 million in 2001, due largely to a slightly higher cost structure from the Veldmaster B.V. business acquisition, offset somewhat by the elimination of goodwill amortization in 2002. Operating income in the "Other" category, which includes the Company's centralized and corporate functions and intercompany eliminations improved $1.8 million or 39.8%, from expense of $4.6 million to expense of $2.8 million primarily from elimination of goodwill amortization, cost containment actions and lower profit sharing expenses due to higher performance targets in 2002.

Net interest expense decreased to $0.3 million in the three months ended June 30, 2002, or 58.3% from $0.8 million in the corresponding period in 2001. The decrease is due primarily to lower average borrowings and lower market interest rates on variable rate debt.

Other expense was $0.3 million in 2002 compared to $0.1 million in 2001. Other expense includes primarily foreign exchange gains and losses related largely to U.S. dollar-denominated intercompany debt.

Net income before cumulative effect of a change in accounting principle increased 8.3% to $5.8 million, or 9.1% of sales for the three months ended June 30, 2002, compared to $5.3 million or 8.0% of sales in the corresponding period in 2001. The increase in income is attributable primarily to lower interest expense and improved operating income. The improvement in margin rates resulted largely from higher operating income rates and lower interest costs.

Proforma net income, excluding the 2002 impact of the cumulative effect of change in accounting principle and amortization expense in 2001, was $5.8 million, or 9.1% of sales, compared to $5.8 million, or 8.6% of sales, for the three months ended June 30, 2002, and 2001, respectively. The increase in margin is attributed to improvements in gross profit margin rates, lower selling, general and administrative expenses and reductions in interest expense.


Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net sales decreased 5.7% to $113.4 million in the six months ended June 30, 2002, compared to $120.3 million in the corresponding period of 2001. The decline in sales is attributed primarily to the Protein Segment which was down 11.6% compared to last year's first half, primarily as a result of poor conditions in the U.S. egg market offset somewhat by improved sales in the U.S. poultry market. Grain Segment sales were flat on higher volumes of conditioning equipment related to the Beard Industries, Inc. business acquisition and commercial storage, offset largely by lower sales of on-farm storage bins. The International Segment was down $2.1 million or 4.4% due largely to reduced U.S. exports to China related to a large project in 2001.

Gross profit decreased 3.7% to $33.8 million in the six months ended June 30, 2002 or 29.8% of net sales compared to $35.1 million in the corresponding period of 2001 or 29.2% of net sales. The gross profit margin increase of 0.6 percentage points resulted primarily from lower material costs and operational improvements offset somewhat by the impact of competition and program pricing pressures.

Selling, general and administrative expenses decreased 1.4% or $0.2 million to $19.3 million in the six months ended June 30, 2002 from $19.5 million in the corresponding period of 2001. As a percent of net sales, selling, general and administrative expenses were 17.0% in the six months ended June 30, 2002 and 16.3% in the corresponding period of 2001. The dollar decrease is primarily attributable to operational improvements, offset somewhat by additional operating costs associated with business acquisitions in 2002. The increase in selling, general and administrative costs as a percent of sales was due to lower sales volumes.

Goodwill amortization was eliminated due to a change in accounting principle required by SFAS No. 142, which is discussed further in Note 6 to the condensed consolidated financial statements. Goodwill amortization for the six months ended June 30, 2001 was $1.2 million

Operating income increased slightly to $14.5 million in the six months ended June 30, 2002, compared to $14.4 million in the corresponding period of 2001. Operating income margins increased to 12.8% of net sales in the six months ended June 30, 2002, from 11.9% of net sales in the corresponding period of 2001. The increase in operating income was primarily a result of the elimination of goodwill amortization in 2002 and lower selling, general and administrative costs, offset by lower gross profit. The increase in operating income margins is largely due to improved gross profit rates and elimination of goodwill amortization.

The Protein Group Segment's operating income declined 26.2% or $2.3 million to $6.4 million compared to $8.7 million in 2001, as a result of reduced sales to the egg market, offset somewhat by improvements in the poultry market. The Grain Segment's operating income was down $0.3 million or 5.2% to $6.1 million from $6.4 million, primarily attributable to increased discounting due to extension of the early order program which incents customers to take delivery of product during a seasonally slow period, higher discounts in certain regions due to competitive pricing, along with lower margins due to the cost structure impact of the purchase of substantially all operating assets of Beard Industries, Inc. on February 1, 2002. The International Segment recognized operating income of $7.8 million, up $0.2 million or 2.1% compared to $7.6 million in 2001, on lower sales volumes, offset by the elimination of goodwill amortization. Operating income in the "Other" category, which includes the Company's centralized and corporate functions and intercompany eliminations, improved $2.6 million or 30.8%, from expense of $8.4 million to expense of $5.8 million, primarily from the elimination of goodwill amortization and cost containment actions, including reductions in certain raw material costs.

Net interest expense decreased to $0.6 million in the six months ended June 30, 2002, or 52.3% from $1.3 million in the corresponding period in 2001. The decrease is due primarily to lower average borrowings and lower market interest rates on variable rate debt.

Other expense was flat at $0.3 million and includes primarily foreign exchange gains and losses related largely to U.S. dollar-denominated intercompany debt.

Net income before cumulative effect of a change in accounting principle increased 10.2% to $8.4 million, or 7.4% of sales for the first six months of 2002, compared to $7.6 million or 6.3% of sales in the corresponding period in 2001. The increase in income is attributable to lower interest costs and improvement in operating income. The increase in net income rates is attributed largely to lower interest expense and improved operating income margin rates.

Net income decreased to $0.8 million in the six months ended June 30, 2002, compared to net income of $7.6 million in the corresponding period in 2001. The decline included improved first half income before cumulative effect of a change in accounting principle, more than offset by a $7.6 million charge for this accounting change related to goodwill which is discussed further in Note 6 to the condensed consolidated financial statements.

Proforma net income, excluding the 2002 impact of the cumulative effect of a change in accounting principle and amortization expense in 2001, declined slightly to $8.4 million, or 7.4% of sales, from $8.5 million, or 7.1% of sales, for the six months ended June 30, 2002, and 2001, respectively. The reduction in net income is attributable to lower gross profit, largely offset by lower selling, general and administrative expense and lower interest expense. The increase in margin is primarily attributable to improvements in gross profit margin rates and reductions in interest expense.

Financial Position

Changes in the financial position of the Company from December 31, 2001, to June 30, 2002, were due to business acquisitions and operating activities.

Total assets increased from $178.3 million at December 31, 2001, to $193.5 million at June 30, 2002. Accounts receivable increased by $4.9 million from December 31, 2001, to June 30, 2002, primarily due to seasonal increases and receivables purchased in business acquisitions of $0.9 million. Inventories increased by $11.1 million from December 31, 2001, primarily due to seasonal increases, a steel inventory build up to take advantage of favorable pricing, and purchase of $3.5 million of inventory in business acquisitions. Net property, plant and equipment increased $2.7 million from December 31, 2001, to June 30, 2002, primarily related to business acquisitions. Intangibles decreased by $4.8 million due largely to a $7.6 million goodwill impairment charge resulting from the cumulative effect of a change in accounting principle upon adoption of SFAS No. 142, as more fully discussed in Note 6 to the condensed consolidated financial statements, offset somewhat by changes in foreign exchange rates and intangibles purchased in business acquisitions.

Total  liabilities  increased  $11.9  million from $78.8 million at December 31,
2001, to $91.0 million at June 30, 2002. Accounts payable and accrued liabilities increased $11.3 million from $26.0 million at December 31, 2001, to $37.2 million at June 30, 2002, primarily related to purchases of steel inventory and timing of income tax payments. Long-term debt increased $2.6 million from $37.2 million at December 31, 2001, to $39.8 million at June 30, 2002, to finance $5.1 million in business acquisitions and $3.5 million in capital outlays, largely offset by repayments from operating cash flows.

Total shareholders' equity increased $3.0 million due primarily to net income for the period and changes in cumulative translation adjustments.

Liquidity and Capital Resources

As of June 30, 2002, the Company had $30.8 million of working capital, an increase of $6.9 million from working capital of $23.9 million as of December 31, 2001. Net cash provided from operating activities for the six months ended June 30, 2002, was $8.8 million. Cash flows provided from operations were primarily from net income before the cumulative effect of a change in accounting principle and non-cash depreciation, offset somewhat by seasonal increases in net working capital, primarily related to strategic increases in inventories to mitigate increases in steel prices. Cash flows provided from operations in 2001 were $10.3 million, primarily related to net income and non-cash depreciation and amortization, offset somewhat by seasonal increases in working capital.

For the six months ended June 30, 2002, cash used in investing activities was $8.7 million related to business acquisitions and purchases of property, plant and equipment. For the six months ended June 30, 2001, cash used in investing activities was $2.1 million, which included acquisitions of property, plant and equipment offset slightly by the sale of assets.

For the six months ended June 30, 2002, net cash from financing activities was $0.4 million. During this period there was a net $0.4 million increase in revolver borrowings. For the six months ended June 30, 2001, cash used in financing activities was $7.1 million. During this period there was a net $6.8 million reduction in revolver borrowings and $0.3 million in treasury stock purchases.

A significant portion of the Company's liquidity is derived from operating cash flows, with net income adjusted for depreciation and amortization, and improvements in working capital the primary drivers, offset by acquisitions and purchases of property, plant and equipment. The Company believes that risks to current liquidity are not significant given the Company's past track record of profitability, ability to manage operating expenses in periods of declining sales, improved utilization of working capital, annual investment in capital expenditures, which typically run at or below annual depreciation expense, and significant available borrowings under the Company's revolving credit facility. The revolving credit facility, as amended, provides the Company $135 million in borrowing capability. There is no mandatory principal amortization prior to maturity in January 2004; however, the Company remains subject to certain financial and business covenants customary for credit facilities of this type. Of the $135 million line of credit, approximately $112 million was available for use at June 30, 2002, with approximately $74 million of unused availability to satisfy capital and/or liquidity needs.

Availability is defined as the lower of debt divided by EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), not to exceed a ratio of 3.25:1, or debt divided by total capitalization (debt plus shareholders' equity), not to exceed 60 percent. The Company's ability to borrow is related to the amount of EBITDA on a rolling four-quarter basis and/or total capitalization as calculated at each quarter end. Significant financial and business covenants of the revolving credit facility include, but are not limited to, timely reporting of financial results to the Company's syndicate lenders; maintenance of minimum net worth requirements; maintenance of a minimum interest coverage ratio (a measure of the Company's ability to make interest payments from cash generated by its operations); potential limits on business acquisitions and/or divestitures; limits on increased indebtedness outside the revolving credit facility; and maintenance of appropriate corporate insurances, payments of tax obligations, compliance with environmental laws and other business covenants established for the prudent operation of the Company's business. Risks to the Company's ability to borrow funds can occur from events including, but not limited to, declines in EBITDA or total capitalization, or a failure to meet financial or business covenants. The Company believes that existing cash, cash flows from operations and available borrowings will be sufficient to support its working capital, capital expenditures, debt service requirements and stock repurchases for the foreseeable future.

The Company participates in the agricultural market, where risks such as feed, grain and animal price fluctuations; crop yields; consumption trends; demand; market trends; weather; government regulations, policies and programs; social and political trends and outbreaks of disease can all impact the Company's financial situation. Additionally, the Company is subject to seasonal fluctuations in demand for its products. Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall, and farmers and commercial storage installations traditionally purchasing grain storage bins, handling and conditioning equipment in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers typically increase purchases to meet the seasonal demands of end users. Additionally, a significant portion of the Company's purchases includes steel and plastics, as well as components manufactured from these items. The Company's profitability can be impacted by changes in costs of these raw materials

The Company's liquidity is not dependent on the use of off-balance-sheet financing arrangements. The Company uses off-balance-sheet financing primarily as a tool to provide customers with extended financing arrangements without adversely impacting the Company's working capital levels. Beginning in May 2001, the Company entered into certain transactions, with respect to a portion of its accounts receivable from international customers, with financing organizations. These transactions have been treated as sales pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At June 30, 2002, the balance of accounts receivable funded with financing organizations was $1.6 million. The maximum availability under this accounts receivable sales facility at any given time is $6.0 million. The Company is the collection agent on behalf of the financing organization for many of these arrangements and has no significant retained interests or servicing liabilities related to accounts receivable that it has sold. No other significant off-balance-sheet arrangements were entered into during 2002 or existed at June 30, 2002.

The Company has not entered into arrangements with unconsolidated entities other than a 50-50 joint venture, under which the Company purchases products used in the manufacturing of some finished components. The Company is not obligated to continue its joint venture arrangement beyond 2002, and has the ability to purchase similar products from other third-party entities, if pricing and quality standards are more competitive than those provided by the joint venture. The Company participates in joint venture earnings and losses. The Company's portions of joint venture losses were $23,000 for each of the six months ended June 30, 2002 and 2001, respectively.

The Company does not generally enter into lease agreements with arrangements that could trigger early payment, additional collateral, changes in terms, acceleration of maturities or additional financial obligations.

The Company does not have material guarantees of debt, standby letters of credit, any significant guarantees, standby repurchase obligations, commercial or other commitments to third parties other than those outlined in the Company's Form 10-K for the fiscal year ended December 31, 2001. There are no commitments or guarantees that provide for the potential issuance of Company stock.

Seasonality

Sales of agricultural equipment are seasonal, with poultry, hog and egg producers purchasing equipment during prime construction periods in the spring, summer and fall and farmers and commercial storage installations traditionally purchasing grain storage bins, handling and conditioning equipment in the late spring and summer in order for them to be constructed and ready for use in conjunction with the fall harvesting season. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters when distributors and dealers increase purchases to meet the seasonal demands of end users.

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

(In thousands, except per share amounts)                          Three Months Ended
---------------------------------------------------------------------------------------------------------------
                                       June 30,       June 30,    September 30,   December 31,     March 31,
                                         2002           2001         2001            2001            2002
                                       ---------      ---------   ---------       ---------        ---------
Sales                                  $  63,694      $  67,141   $  66,576       $  45,967        $  49,748
Gross profit                           $  19,719      $  20,540   $  20,209       $  11,340        $  14,091
     Gross margin                          31.0%          30.6%       30.4%           24.7%            28.3%
Operating income                       $   9,985      $   9,812   $  10,030       $   1,381        $   4,509
     Operating income margin               15.7%          14.6%       15.1%            3.0%             6.7%
Income before cumulative effect of
     change in accounting principle    $   5,789      $   5,346   $   5,716       $     830        $   2,613
Cumulative effect of change in
     accounting principle              $       -      $       -   $       -       $       -        $  (7,595)
Net income (loss)                      $   5,789      $   5,346   $   5,716       $     830        $  (4,982)
Basic earnings per share before
     change in accounting principle    $    0.53      $    0.49   $    0.52       $    0.08        $    0.24
Cumulative effect of change in
     accounting principle              $       -      $       -   $       -       $       -        $   (0.70)
Basic earnings (loss) per share        $    0.53      $    0.49   $    0.52       $    0.08        $   (0.46)
Basic weighted average common
     shares outstanding                   10,874         10,870      10,918          10,868           10,869
Diluted earnings per share before
     change in accounting              $    0.52      $    0.48   $    0.52       $    0.08        $    0.24
Cumulative effect of change in
     accounting principle              $       -      $       -   $       -       $       -        $   (0.69)
Diluted earnings (loss) per share      $    0.52      $    0.48   $    0.52       $    0.08        $   (0.45)
Diluted weighted average common
     shares outstanding                   11,119         11,078      11,098          11,064           11,107

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

Allowance for doubtful accounts. Management specifically analyzes the aging of accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2002, accounts receivable were $28.9 million, net of the allowance for doubtful accounts of $2.7 million.

Excess, obsolete and slow-moving inventory reserves. Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for domestic subsidiaries and the first-in, first-out (FIFO) and weighted average method for foreign subsidiaries. Reserves for excess, obsolete and slow-moving inventories are provided based on historical experience and current product demand. Management applies a specific methodology in determining inventory reserves based on historical usage and sales patterns, but also considers the physical condition of products and other specific circumstances in evaluating the reserve. These reserves are estimated and could vary, either favorably or unfavorably, from actual requirements if future results differ from historical usage and sales patterns. At June 30, 2002, inventories were $34.8 million, net of reserves of $2.0 million.

Goodwill impairment. The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations accounted for by the purchase method, that are completed after June 30, 2001. The Company recorded a one-time, non-cash, goodwill impairment charge of $7.6 million during the first quarter of 2002. This charge reflected the cumulative effect of adopting the accounting change in the income statement, but did not affect the Company's operations and had no impact on cash flows. Under the new standard, goodwill will be subject to an annual assessment for impairment using a prescribed fair-value-based test. Additionally, since the Company will no longer amortize goodwill, the Company's pre-tax income, excluding any impairment charges, is expected to increase by approximately $2.3 million on an annual basis.

Income taxes. As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing book and tax treatments for certain accrued liabilities; inventory reserves; property, plant and equipment; goodwill and other assets and liabilities. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and in evaluating any valuation allowances to be recorded against deferred tax assets. The Company has recorded a valuation allowance of $0.9 million as of June 30, 2002, due to uncertainties related to the Company's ability to utilize foreign tax credits, prior to their expiration.

Warranty accruals. Depending on the product, the Company provides its customers with a one- to five-year warranty, from the date of purchase, or longer for certain components. Estimated warranty costs are accrued at the time revenue is recognized for potential product deficiencies. Management utilizes historical experience, considers new product introductions and other specific facts and circumstances when appropriate, in estimating future warranty exposures. The warranty accrual at June 30, 2002, was $2.7 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at June 30, 2002, is $10.2 million in variable rate debt exclusive of amounts covered by interest rate swap agreements. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of June 30, 2002, the estimated reduction in future earnings, net of tax, is expected to be approximately $0.1 million.

The Company utilizes foreign exchange contracts to minimize its exposure to currency risk for the payment of interest obligations on non-U.S. dollar denominated debt. Foreign currency payments are received periodically from its foreign subsidiaries to permit repayment of non-U.S. dollar- denominated debt owed by the parent company. Upon receipt, forward contracts are purchased as a hedge against exchange rate fluctuations that may occur between the receipt date and the interest payment due date.

The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to U.S. dollar-denominated inter-company loans. The Company's exposure related to such transactions is not material to cash flows. However, exposure to such transactions related to the Company's financial position and results of operations is anticipated to be adversely impacted by approximately $50,000, net of tax, for every 10% devaluation of the Brazilian Real per U.S. dollar and up to $65,000 net of tax, for every 10% depreciation of the euro and its fixed legacy currencies. These amounts are estimates only and are difficult to project accurately due to factors such as the inherent fluctuation of intercompany account balances and the existing economic uncertainty and unpredictable future economic conditions in the international marketplace.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the financial statements

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on April 30, 2002, the following proposals were adopted by the margins indicated.

1.       To elect members of the Board of Directors for a term of one (1) year.

                                                    Number of Shares
                                           -------------------------------------
                                           For           Percent (of votes cast)

              Caryl M. Chocola             10,135,902             99.432
              J. Christopher Chocola       10,183,802             99.902
              Michael G. Fisch             10,183,702             99.901
              Larry D. Greene              10,180,502             99.870
              Frank S. Hermance            10,180,502             99.870
              David L. Horing              10,180,502             99.870
              Charles D. Klein             10,183,802             99.902
              Victor A. Mancinelli         10,090,102             98.983

2.       To increase the number of authorized shares of Common Stock available under the Stock Incentive Plan by 500,000 shares.

              For                           9,332,879
              Against                         806,573
              Abstain                          54,350


3. To ratify the selection by the Board of Directors of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 2001.

              For                          10,190,205
              Against                           3,597
              Abstain                               -

Item 6.  Exhibits and Reports on Form 8-K

      a)      Exhibits

              None

      b)      Reports on Form 8-K.

              None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CTB International Corp.


Dated:  July 23, 2002                 By   /s/  Don J. Steinhilber
                                      ----------------------------------------
                                      Don J. Steinhilber
                                      Vice President and Chief Financial Officer